Form 10-Q
period 1996-03-31
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP II
filed 1996-05-15
CIK 774560

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-21464

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

California                                                            13-3268435
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

440 Mission Court, Suite 250, Fremont, California                          94539
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (510) 656-1855

                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                                        March 31,      December 31,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $ 7,976,678      $2,936,616
Investments in equity securities                                         2,842,942       3,911,066
U.S. Treasury bills held in escrow, at amortized cost                      584,804         585,707
Stock warrants                                                              74,349          74,349
Interest receivable                                                          6,727           5,585
Due from affiliate                                                              --         462,586
Royalties receivable                                                            --         147,560
Notes receivable, net                                                           --          19,031
                                                                       -----------     ------------
Total assets                                                            11,485,500      $8,142,500
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued management fee                                                 $   500,000      $  500,000
Accrued expenses and other liabilities                                     121,346         102,103
                                                                       -----------     ------------
Total liabilities                                                          621,346         602,103
                                                                       -----------     ------------
Commitments and contingencies
Partners' capital
Limited partners (100,000 units issued and outstanding)                  8,231,432       4,595,879
General partner                                                            990,714         586,764
Unrealized gain on investments in equity securities                      1,642,008       2,357,754
                                                                       -----------     ------------
Total partners' capital                                                 10,864,154       7,540,397
                                                                       -----------     ------------
Total liabilities and partners' capital                                 11,485,500      $8,142,500
                                                                       -----------     ------------
                                                                       -----------     ------------
- ---------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                         -------------------------
                                                                            1996           1995
- --------------------------------------------------------------------------------------------------
REVENUES
Termination of royalty rights                                            $3,472,000     $  983,130
Gain on sale of investments in equity securities                            808,050             --
Royalty income                                                              184,415        186,263
Interest and other income                                                   151,320        104,636
                                                                         ----------     ----------
                                                                          4,615,785      1,274,029
                                                                         ----------     ----------
EXPENSES
Management fee                                                              500,000        500,000
General and administrative                                                   76,282         81,183
                                                                         ----------     ----------
                                                                            576,282        581,183
                                                                         ----------     ----------
Net income                                                               $4,039,503     $  692,846
                                                                         ----------     ----------
                                                                         ----------     ----------
ALLOCATION OF NET INCOME
Limited partners                                                         $3,635,553     $  623,561
                                                                         ----------     ----------
                                                                         ----------     ----------
General partner                                                          $  403,950     $   69,285
                                                                         ----------     ----------
                                                                         ----------     ----------
Net income per limited partnership unit                                  $    36.36     $     6.24
                                                                         ----------     ----------
                                                                         ----------     ----------
- --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (unaudited)

                                                                         UNREALIZED
                                              LIMITED       GENERAL        GAIN ON
                                              PARTNERS      PARTNER      INVESTMENTS        TOTAL
- ----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995         $4,595,879     $586,764     $2,357,754      $ 7,540,397
Net income                                    3,635,553      403,950             --        4,039,503
Change in unrealized gain on investments
  in equity securities                           --            --          (715,746)        (715,746)
                                             ----------     --------     -----------     -----------
Partners' capital--March 31, 1996            $8,231,432     $990,714     $1,642,008      $10,864,154
                                             ----------     --------     -----------     -----------
                                             ----------     --------     -----------     -----------
- ----------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                         ---------------------------

                                                                             1996            1995
- ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Royalty income received                                                  $    331,975     $  161,010
Interest and other income received                                            148,770         16,103
General and administrative expenses paid                                      (47,977)       (70,051)
Evaluation and monitoring expenses paid                                        (9,061)       (12,296)
Management fee paid                                                          (500,000)            --
Cash received for other assets                                                462,586             --
                                                                         ------------     ----------
Net cash provided by operating activities                                     386,293         94,766
                                                                         ------------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the termination of royalty rights                             3,472,000        983,130
Proceeds from the sale of investments in equity securities                  1,160,428             --
Collection of note receivable                                                  19,031             --
Purchase of U.S. Treasury bills held in escrow                             (1,169,490)      (578,846)
Redemption of U.S. Treasury bills held in escrow                            1,171,800        585,900
Proceeds from the sale of technology                                               --         27,418
                                                                         ------------     ----------
Net cash provided by investing activities                                   4,653,769      1,017,602
                                                                         ------------     ----------
Net increase in cash and cash equivalents                                   5,040,062      1,112,368
Cash and cash equivalents at beginning of period                            2,936,616        628,469
                                                                         ------------     ----------
Cash and cash equivalents at end of period                               $  7,976,678     $1,740,837
                                                                         ------------     ----------
                                                                         ------------     ----------
- ----------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                               $  4,039,503     $  692,846
                                                                         ------------     ----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Gain on sale of investments in equity securities                             (808,050)            --
Gain on sale of technology                                                         --        (27,418)
Termination of royalty rights                                              (3,472,000)      (983,130)
Changes in:
  Due from affiliate                                                          462,586             --
  Royalties receivable                                                        147,560        (25,253)
  Accrued management fee                                                           --        500,000
  Interest receivable                                                          (2,549)       (61,115)
  Accrued expenses and other liabilities                                       19,243         (1,164)
                                                                         ------------     ----------
Total adjustments                                                          (3,653,210)      (598,080)
                                                                         ------------     ----------
Net cash provided by operating activities                                $    386,293     $   94,766
                                                                         ------------     ----------
                                                                         ------------     ----------
- ----------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
1996
Ecogen Inc. completed a 5:1 reverse stock split which resulted in the receipt of 102,165 shares of common stock in exchange for 510,827 shares of common stock.
Silicon Valley Research, Inc. completed a 2:1 reverse stock split which resulted in the receipt of
  146,806 shares of common stock in exchange for 293,612 shares of common stock.
- ----------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PruTech Research and Development Partnership II (the ``Partnership'') as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

B. Royalties

   Pursuant to an agreement which closed January 26, 1996 between the Partnership, an affiliate of the Partnership and Boston Scientific Corporation (``BSX''), the Partnership and its affiliate assigned to BSX all of their rights, titles and interests in and to certain technologies licensed to BSX and agreed to terminate all license agreements with BSX in exchange for $4,000,000 in cash, of which the Partnership's portion was $3,472,000. No further royalty payments will be received by the Partnership from BSX as a result of this agreement.

C. Investments

   Investments in equity securities include the following:

                                              March 31, 1996                                    December 31, 1995
                             ------------------------------------------------    ------------------------------------------------
                                                        Gross                                               Gross
Marketable equity                           Cost      unrealized    Carrying                    Cost      unrealized    Carrying
  securities                  Shares       basis        gains        value        Shares       basis        gains        value
- ---------------------------------------------------------------------------------------------------------------------------------
Ecogen Inc.--Common Stock      102,165   $   20,537   $  490,290   $  510,827      510,827   $   20,537   $  713,777   $  734,314
Somatix Therapy Corpora-
  tion--Common Stock                --           --           --           --      113,692      341,076      341,076      682,152
Synbiotics Corporation--
  Common Stock                 460,303      891,837      489,072    1,380,909      460,303      891,837      201,383    1,093,220
Silicon Valley Research,
  Inc.--Common Stock           146,806           --      660,627      660,627      293,612           --    1,101,044    1,101,044
Texas Biotechnology
  Corporation--Common
  Stock                            603          770        2,019        2,789          603          770          474        1,244
                                         ----------   ----------   ----------                ----------   ----------   ----------
                                            913,144    1,642,008    2,555,152                 1,254,220    2,357,754    3,611,974
                                         ----------   ----------   ----------                ----------   ----------   ----------

  Not readily marketable
          equity
        securities
- --------------------------
Optical Specialties,
  Inc.--
  Common Stock                 108,229           --           --           --      108,299           --           --           --
Optical Specialties,
  Inc.--
  Preferred Stock              144,666       43,400           --       43,400      144,666       43,400           --       43,400
Biocompatibles
  International
  plc--Common Stock            920,080      242,172           --      242,172      968,688      253,474           --      253,474
Navigation Technologies
  Corporation--Common
  Stock                      2,284,541        2,218           --        2,218    2,284,541        2,218           --        2,218
                                         ----------   ----------   ----------                ----------   ----------   ----------
                                            287,790           --      287,790                   299,092           --      299,092
                                         ----------   ----------   ----------                ----------   ----------   ----------
                                         $1,200,934   $1,642,008   $2,842,942                $1,553,312   $2,357,754   $3,911,066
                                         ----------   ----------   ----------                ----------   ----------   ----------
                                         ----------   ----------   ----------                ----------   ----------   ----------

   The gross unrealized gains would be allocated 90% to the limited partners and 10% to R&D Funding Corp (the ``General Partner'') if realized at March 31, 1996; however, there is no assurance that the Partnership would receive these amounts in the event of the sale of its position in these securities.

   During January 1996, Ecogen Inc. completed a 5:1 reverse stock split which resulted in the receipt of 102,165 shares of common stock in exchange for 510,827 shares of common stock. Also during January 1996, Silicon Valley Research, Inc. completed a 2:1 reverse stock split which resulted in the receipt of 146,806 shares of common stock in exchange for 293,612 shares of common stock. These transactions resulted in no gain or loss to the Partnership.

   In February 1996, the Partnership sold 48,608 shares of Biocompatibles International plc common stock for approximately $396,000 resulting in a gain of approximately $384,000.

   During the first quarter of 1996 the Partnership sold its remaining 113,692 shares of Somatix Therapy Corporation common stock for approximately $765,000 resulting in a gain of approximately $424,000.

D. Related Parties

   The General Partner and its affiliates perform certain services for the Partnership (for which they are reimbursed through the management fee) which include but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications and other administrative services. The Partnership also reimburses an affiliate of the General Partner for printing services. The management fee and printing costs were:

                            Three months ended
                                 March 31,
                           ---------------------
                             1996         1995
                           ---------------------
Management fee             $500,000     $500,000
Printing                      4,213        6,384
                           --------     --------
                           $504,213     $506,384
                           --------     --------
                           --------     --------

   Printing costs payable to an affiliate of the General Partner (which are included in accrued expenses and other liabilities) as of March 31, 1996 and December 31, 1995 were approximately $11,000 and $10,000, respectively.

   Prudential Securities Incorporated, an affiliate of R&D Funding Corp, owned 340 limited partnership units at March 31, 1996.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of R&D Funding Corp, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   The Partnership has engaged in research and development co-investment projects with PruTech Research and Development Partnership, PruTech Research and Development Partnership III, and PruTech Project Development Partnership (collectively, the ``PruTech R&D Partnerships''), for which R&D Funding Corp serves as the general partner. The allocation of the co-investment projects' profits or losses among the PruTech R&D Partnerships is consistent with the costs incurred to fund the research and development projects.

E. Commitments and Contingencies

   On June 30, 1988, the Partnership and an affiliated partnership guaranteed for Optical Specialties, Inc. (``OSI'') $750,000 of a $1.5 million bank credit line (later changed to a term loan) of which the Partnership was responsible for $651,000. The loan was obtained to sustain OSI's operations. The Partnership purchased U.S. Treasury bills to collateralize its portion of the guarantee. OSI has paid $75,000 on the loan, reducing the Partnership's guarantee to $585,900. The General Partner believes the Partnership's guarantee expired on February 15, 1995 and is negotiating for the release of the escrowed funds. Subsequent to March 31, 1996, the Partnership received $173,600 of the escrowed funds plus interest.

   On April 15, 1994 a multiparty petition captioned Mack et al. v. Prudential Securities Incorporated et al. (Cause No. 94-17695) was filed in the 80th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partner, Prudential Securities Incorporated, The Prudential Insurance Company of America and a number of other defendants. The petition alleges common law fraud, fraud in the inducement and negligent misrepresentation in connection with the offering of the Partnership units; negligence and breach of fiduciary duty in connection with the operation of the Partnership; civil conspiracy; and violations of the federal Securities Act of 1933 (sections 11 and 12), as amended, and of the Texas Securities and Deceptive Trade Practices statutes. The suit seeks, among other things, compensatory and punitive damages, costs and attorneys' fees. The ultimate outcome of this litigation as well as the impact on the Partnership cannot presently be determined.

   The General Partner, Prudential Securities Incorporated and the Partnership believe they have meritorious defenses to the complaint and intend to vigorously defend themselves against this action.

F. Subsequent Event

   In April 1996, the Partnership distributed $4,444,444 to its partners. Limited partners received $4,000,000 ($40 per unit) and the General Partner received the remainder.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   At March 31, 1996, the Partnership had cash and cash equivalents of approximately $8.0 million which is approximately $5.0 million greater than the Partnership's cash balance at December 31, 1995. This increase in cash was primarily due to proceeds received in 1996 relating to the termination of royalty rights and the sales of stock discussed below offset, in part, by the payment of the management fee.

   As of March 31, 1996, the Partnership had approximately $1.2 million invested in equity securities with an aggregate market value which exceeded its cost. Certain of these investments are in development stage companies which are more speculative and higher in risk than other equity investments. Additionally, the realization of this market value is further impacted by certain sale restrictions and market volume capacity. The amount to be distributed by the Partnership in future quarters will be based on the extent to which the market value of its investments can be realized, the revenue streams from royalties, and to a lesser extent, interest income. The General Partner is considering various alternatives with respect to the orderly liquidation of the Partnership. It is not expected that the Partnership's eventual total distributions will equal the partners' initial investments.

   Pursuant to an agreement which closed January 26, 1996 between the Partnership, an affiliate of the Partnership and Boston Scientific Corporation (``BSX''), the Partnership and its affiliate assigned to BSX all of their rights, titles and interests in and to certain technologies licensed to BSX and agreed to terminate all license agreements with BSX in exchange for $4,000,000 in cash, of which the Partnership's portion was $3,472,000. No further royalty payments will be received by the Partnership from BSX as a result of this agreement.

   In February 1996, the Partnership sold 48,608 shares of Biocompatibles International plc (``Biocompatibles'') common stock for approximately $396,000 resulting in a gain of approximately $384,000.

   In March 1996, the Partnership sold its remaining 113,692 shares of Somatix Therapy Corporation (``Somatix'') common stock for approximately $765,000 resulting in a gain of approximately $424,000.

   In April 1996, the Partnership distributed $4,444,444 to its partners from net proceeds resulting from the transactions described above. Limited partners received $4,000,000 ($40 per unit) and the General Partner received the remainder.

   The Partnership owns U.S. Treasury bills which are held in escrow as collateral in connection with a guarantee of a term loan for Optical Specialties, Inc. The General Partner believes the Partnership's guarantee expired on February 15, 1995 and is negotiating for the release of the escrowed funds. Subsequent to March 31, 1996, the Partnership received $173,600 of escrowed funds plus interest.

Results of Operations

   The Partnership's net income increased by approximately $3,347,000 for the three months ended March 31, 1996 as compared to the same period in 1995 primarily due to the transactions with BSX, Somatix and Biocompatibles discussed above offset, in part, by income of approximately $983,000 from the termination of the Partnership's royalty rights with MacNeal Schwendler Corporation during March 1995.

   Interest and other income for the three months ended March 31, 1996 increased by approximately $47,000 as compared with the same period in 1995. This increase was due primarily to the recognition of previously deferred income upon the collection of a note receivable from Lombart Lenses Limited, Inc. (which was recorded at a net value of $19,000) offset, in part, by interest recorded in 1995 in conjunction with a note receivable, which matured in June 1995, relating to the Partnership's investment in Tridom Corporation.

   General and administrative expenses decreased by approximately $5,000 for the three months ended March 31, 1996 as compared with the same period in 1995. This decrease was due primarily to a decrease in evaluation and monitoring expenses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note E to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits--

           PruTech Research and Development Partnership II Agreement of Limited Partnership (incorporated by reference to Exhibit 3.1 included with Registrant's Form S-1 Registration Statement, File No. 2-94273, dated November 9, 1984)

           First Amendment to the Agreement of Limited Partnership of PruTech Research and Development Partnership II (incorporated by reference to
           Exhibit 3 included with Registrant's Annual Report on Form 10-K for the year ended December 31, 1991)

           Financial Data Schedule (filed herewith)

           b. Reports on Form 8-K

              Registrant's Current Report on Form 8-K dated January 26, 1996, as filed with the Securities and Exchange Commission on February 6, 1996, relating to Item 2 regarding transfer of the Partnership's interest in its BSX technology to BSX.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PruTech Research and Development Partnership II

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Russell L. Allen                     Date: May 15, 1996
     ----------------------------------------
     Russell L. Allen
     President and Director for the
     Registrant
By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: May 15, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant