Form 10-Q
period 1996-06-30
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP II
filed 1996-08-14
CIK 774560

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-21464

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

California                                   13-3268435
- --------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)         Identification No.)

440 Mission Court, Suite 250, Fremont, California              94539
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                                        March 31,      December 31,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $ 3,614,426      $2,936,616
Investments in equity securities                                         3,470,173       3,911,066
U.S. Treasury bills held in escrow, at amortized cost                      325,227         585,707
Royalties receivable                                                       105,000         147,560
Stock warrants                                                              74,349          74,349
Interest receivable                                                             53           5,585
Due from affiliate                                                              --         462,586
Note receivable, net                                                            --          19,031
                                                                       -----------     ------------
Total assets                                                           $ 7,589,228      $8,142,500
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued management fee                                                 $   500,000      $  500,000
Accrued expenses and other liabilities                                     174,740         102,103
                                                                       -----------     ------------
Total liabilities                                                          674,740         602,103
                                                                       -----------     ------------
Commitments and contingencies
Partners' capital
Limited partners (100,000 units issued and outstanding)                  4,108,213       4,595,879
General partner                                                            532,579         586,764
Unrealized gain on investments in equity securities                      2,273,696       2,357,754
                                                                       -----------     ------------
Total partners' capital                                                  6,914,488       7,540,397
                                                                       -----------     ------------
Total liabilities and partners' capital                                $ 7,589,228      $8,142,500
                                                                       -----------     ------------
                                                                       -----------     ------------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                  Six months ended             Three months ended
                                                      June 30,                      June 30,
                                              -------------------------     -------------------------
                                                 1996           1995           1996           1995
- -----------------------------------------------------------------------------------------------------
REVENUES
Royalty income                                $  289,415     $  478,730     $  105,000     $  292,467
Gain on sale of investment in equity
  securities                                     814,818      1,939,643          6,768      1,939,643
Termination of royalty rights                  3,472,000        983,130             --             --
Interest and other income                        504,172        192,071        352,852         87,435
                                              ----------     ----------     ----------     ----------
                                               5,080,405      3,593,574        464,620      2,319,545
                                              ----------     ----------     ----------     ----------
EXPENSES
Management fee                                 1,000,000      1,000,000        500,000        500,000
General and administrative                       177,812        164,222        101,530         83,039
                                              ----------     ----------     ----------     ----------
                                               1,177,812      1,164,222        601,530        583,039
                                              ----------     ----------     ----------     ----------
Net income (loss)                             $3,902,593     $2,429,352     $ (136,910)    $1,736,506
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                              $3,512,334     $2,186,417     $ (123,219)    $1,562,855
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partner                               $  390,259     $  242,935     $  (13,691)    $  173,651
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income (loss) per limited partnership
  unit                                        $    35.12     $    21.86     $    (1.23)    $    15.63
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
- -----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (unaudited)

                                                                         UNREALIZED
                                              LIMITED       GENERAL        GAIN ON
                                              PARTNERS      PARTNER      INVESTMENTS        TOTAL
- ----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995         $4,595,879     $586,764     $2,357,754      $ 7,540,397
Net income                                    3,512,334      390,259             --        3,902,593
Distribution                                 (4,000,000)    (444,444)            --       (4,444,444)
Change in unrealized gain on investments
  in equity securities                           --            --           (84,058 )        (84,058)
                                             ----------     --------     -----------     -----------
Partners' capital--June 30, 1996             $4,108,213     $532,579     $2,273,696      $ 6,914,488
                                             ----------     --------     -----------     -----------
                                             ----------     --------     -----------     -----------
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

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              Six months ended
                                                                                  June 30,
                                                                        ----------------------------

                                                                            1996            1995
- ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Royalty income received                                                 $    331,975     $   509,631
Interest and other income received                                           504,755       1,069,686
General and administrative expenses paid                                     (86,861)       (150,228)
Evaluation and monitoring expenses paid                                      (18,314)        (16,632)
Management fee paid                                                       (1,000,000)       (500,000)
Cash received from affiliate                                                 462,586              --
                                                                        ------------     -----------
Net cash provided by operating activities                                    194,141         912,457
                                                                        ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment in equity securities                  1,171,652       1,941,860
Proceeds from the termination of royalty rights                            3,472,000         983,130
Collection of note receivable                                                 19,031         937,612
Purchase of U.S. Treasury bills held in escrow                            (1,991,217)       (582,671)
Redemption of U.S. Treasury bills held in escrow                           2,256,647         585,900
Proceeds from the sale of technology                                              --          27,418
                                                                        ------------     -----------
Net cash provided by investing activities                                  4,928,113       3,893,249
                                                                        ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITY
Distribution paid                                                         (4,444,444)             --
                                                                        ------------     -----------
Net increase in cash and cash equivalents                                    677,810       4,805,706
Cash and cash equivalents at beginning of period                           2,936,616         628,469
                                                                        ------------     -----------
Cash and cash equivalents at end of period                              $  3,614,426     $ 5,434,175
                                                                        ------------     -----------
                                                                        ------------     -----------
- ----------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                              $  3,902,593     $ 2,429,352
                                                                        ------------     -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Gain on sale of investment in equity securities                             (814,818)     (1,939,643)
Termination of royalty rights                                             (3,472,000)       (983,130)
Gain on sale of technology                                                        --         (27,418)
Changes in:
  Royalties receivable                                                        42,560          30,901
  Interest receivable                                                            583         905,033
  Due from affiliate                                                         462,586              --
  Accrued management fee                                                          --         500,000
  Accrued expenses and other liabilities                                      72,637          (2,638)
                                                                        ------------     -----------
Total adjustments                                                         (3,708,452)     (1,516,895)
                                                                        ------------     -----------
Net cash provided by operating activities                               $    194,141     $   912,457
                                                                        ------------     -----------
                                                                        ------------     -----------
- ----------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
1996
Received 17,360 shares of Optical Specialties, Inc. common stock for granting an extension of its term loan as further discussed in Note E.
Ecogen Inc. completed a 5:1 reverse stock split which resulted in the receipt of 102,165 shares of common stock in exchange for 510,827 shares of common stock.
Silicon Valley Research, Inc. completed a 2:1 reverse stock split which resulted in the receipt of
  146,806 shares of common stock in exchange for 293,612 shares of common stock.
1995
Converted 161,448 shares of Biocompatibles International plc preferred stock into 1,614,480 shares of common stock.
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PruTech Research and Development Partnership II (the ``Partnership'') as of June 30, 1996, the results of its operations for the six and three months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   Certain balances for prior periods have been reclassified to conform with current financial statement presentation.

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

C. Investments

   Investments in equity securities include the following:

                                              June 30, 1996                                     December 31, 1995
                             ------------------------------------------------    ------------------------------------------------
Marketable equity                                       Gross                                               Gross
  securities                                Cost      unrealized    Carrying                    Cost      unrealized    Carrying
      available-for-sale      Shares       basis        gains        value        Shares       basis        gains        value
- ---------------------------------------------------------------------------------------------------------------------------------
Ecogen Inc.--Common Stock      102,165   $   20,537   $  464,749   $  485,286      510,827   $   20,537   $  713,777   $  734,314
Somatix Therapy Corpora-
  tion--Common Stock                --           --           --           --      113,692      341,076      341,076      682,152
Synbiotics Corporation--
  Common Stock                 458,003      887,381      944,631    1,832,012      460,303      891,837      201,383    1,093,220
Silicon Valley Research,
  Inc.--Common Stock           146,806           --      862,485      862,485      293,612           --    1,101,044    1,101,044
Texas Biotechnology
  Corporation--Common
  Stock                            603          770        1,830        2,600          603          770          474        1,244
                                         ----------   ----------   ----------                ----------   ----------   ----------
                                            908,688    2,273,695    3,182,383                 1,254,220    2,357,754    3,611,974
                                         ----------   ----------   ----------                ----------   ----------   ----------
  Not readily marketable
          equity
        securities
- --------------------------
Optical Specialties,
  Inc.--
  Common Stock                 125,589           --           --           --      108,229           --           --           --
Optical Specialties,
  Inc.--
  Preferred Stock              144,666       43,400           --       43,400      144,666       43,400           --       43,400
Biocompatibles
  International
  plc--Common Stock            920,080      242,172           --      242,172      968,688      253,474           --      253,474
Navigation Technologies
  Corporation--Common
  Stock                      2,284,541        2,218           --        2,218    2,284,541        2,218           --        2,218
                                         ----------   ----------   ----------                ----------   ----------   ----------
                                            287,790           --      287,790                   299,092           --      299,092
                                         ----------   ----------   ----------                ----------   ----------   ----------
                                         $1,196,478   $2,273,695   $3,470,173                $1,553,312   $2,357,754   $3,911,066
                                         ----------   ----------   ----------                ----------   ----------   ----------
                                         ----------   ----------   ----------                ----------   ----------   ----------

   The gross unrealized gains would be allocated 90% to the limited partners and 10% to R&D Funding Corp (the ``General Partner'') if realized at June 30, 1996; however, there is no assurance that the Partnership would receive these amounts in the event of the sale of its position in these securities.

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

   During the first quarter of 1996, the Partnership sold its remaining 113,692 shares of Somatix Therapy Corporation common stock for approximately $765,000 resulting in a gain of approximately $424,000.

   During April 1996, Biocompatibles launched a rights offering to its shareholders. Under the offering, the Partnership was entitled to purchase one unit (stock and warrant) for each six Biocompatibles common stock shares owned. The Partnership decided not to participate in the offering, but instead sold the Partnership's rights in the marketplace. This sale of rights resulted in a gain of approximately $289,000 which is included in interest and other income on the statement of operations.

   During April 1996, the Partnership received 17,360 shares of Optical Specialties, Inc. (``OSI'') common stock for granting an extension of its term loan as further discussed in Note E.

   In June 1996, the Partnership sold 2,300 shares of Synbiotics Corporation common stock for approximately $11,000 resulting in a gain of approximately $7,000.

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

                                                   Six months ended             Three months ended
                                                       June 30,                      June 30,
                                               -------------------------       ---------------------
                                                  1996           1995            1996         1995
                                               ----------     ----------       --------     --------
Management fee                                 $1,000,000     $1,000,000       $500,000     $500,000
Printing                                            5,336         13,510          1,123        8,533
                                               ----------     ----------       --------     --------
                                               $1,005,336     $1,013,510       $501,123     $508,533
                                               ----------     ----------       --------     --------
                                               ----------     ----------       --------     --------

   Printing costs payable to an affiliate of the General Partner (which are included in accrued expenses and other liabilities) as of June 30, 1996 and December 31, 1995 were approximately $11,000 and $10,000, respectively.

   Prudential Securities Incorporated, an affiliate of the General Partner, owned 340 limited partnership units at June 30, 1996.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of the General Partner, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

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

E. Commitments and Contingencies

   On June 30, 1988, the Partnership and an affiliated partnership guaranteed for OSI $750,000 of a $1.5 million bank credit line (later changed to a term loan) of which the Partnership was responsible for $651,000. The loan was obtained to sustain OSI's operations. The Partnership purchased U.S. Treasury bills which were held in escrow to collateralize its portion of the guarantee. Prior to 1996, OSI paid $75,000 of the loan reducing the Partnership's guarantee to $585,900. Additionally, the General Partner agreed to extend the Partnership's guarantee in return for shares of OSI common stock as discussed in Note C. During the three months ended June 30, 1996, OSI paid $260,400 of the loan and subsequent to June 30, 1996, OSI paid the balance. Therefore, the Partnership's guarantee was eliminated and the remaining escrowed funds were released.

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

Liquidity and Capital Resources

   At June 30, 1996, the Partnership had cash and cash equivalents of approximately $3.6 million which is approximately $678,000 greater than the Partnership's cash balance at December 31, 1995. This increase in cash was primarily due to proceeds received in 1996 relating to the termination of royalty rights, the sales of stock and the release of cash held in escrow offset, in part, by the payment of the management fee and the April 1996 distribution as further discussed below.

   As of June 30, 1996, the Partnership had approximately $1.2 million invested in equity securities with an aggregate market value which exceeded its cost. Certain of these investments are in development stage companies which are more speculative and higher in risk than other equity investments. Additionally, the realization of this market value is further impacted by certain sale restrictions and market volume capacity. The amount to be distributed by the Partnership in future quarters will be based on the extent to which the market value of its investments can be realized, the revenue streams from royalties, and to a lesser extent, interest income. The General Partner is considering various alternatives with respect to the orderly liquidation of the Partnership. It is not expected that the Partnership's eventual total distributions will equal the partners' initial investments.

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

   During the first quarter of 1996, the Partnership sold its remaining 113,692 shares of Somatix Therapy Corporation (``Somatix'') common stock for approximately $765,000 resulting in a gain of approximately $424,000.

   In April 1996, the Partnership distributed $4,444,444 to its partners from net proceeds resulting primarily from the transactions described above. Limited partners received $4,000,000 ($40 per unit) and the General Partner received the remainder.

   During April 1996, Biocompatibles launched a rights offering to its shareholders. Under the offering, the Partnership was entitled to purchase one unit (stock and warrant) for each six Biocompatibles common stock shares owned. The Partnership decided not to participate in the offering, but rather sell the Partnership's rights in the market place. The sale resulted in a gain of approximately $289,000.

   In June 1996, the Partnership sold 2,300 shares of Synbiotics Corporation (``Synbiotics'') common stock for $11,225 resulting in a gain of approximately $6,800.

   The Partnership owned U.S. Treasury bills which were held in escrow as collateral in connection with a guarantee of a term loan for Optical Specialties, Inc. (``OSI''). Through June 30, 1996, OSI paid half of the original loan. In July 1996, OSI paid the balance of the loan and the remaining escrowed funds were released.

Results of Operations

   The Partnership's net income increased by approximately $1,473,000 but decreased by $1,873,000 for the six and three months ended June 30, 1996, respectively, as compared to the same periods in 1995. The six month increase was primarily due to the 1996 transactions with BSX, Somatix and Biocompatibles discussed above offset, in part, by income of approximately $983,000 from the termination of the Partnership's royalty rights with MacNeal Schwendler Corporation during March 1995. The three month decrease was primarily due to a gain of approximately $1,940,000 during June 1995 on the sale of 2,284,542 shares of Navigation Technologies Corporation common stock.

   Royalty income for the six and three months ended June 30, 1996 decreased by approximately $189,000 and $187,000 as compared to the same periods in 1995. These decreases were due primarily to lower 1996 royalties received from BSX (as a result of the termination of royalty rights discussed above) and OSI offset, in part, by increased royalties received in 1996 from Ecogen Inc.

   Interest and other income for the six and three months ended June 30, 1996 increased by approximately $312,000 and $265,000 as compared with the same periods in 1995. These increases were due primarily to income from the Biocompatibles rights offering as discussed above and the recognition of previously deferred income upon the collection of a note receivable from Lombart Lenses Limited, Inc. (which was recorded at a net value of $19,000) during March 1996 offset, in part, by interest recorded in 1995 in conjunction with a note receivable which matured in June 1995, relating to the Partnership's investment in Tridom Corporation.

   General and administrative expenses increased by approximately $14,000 and $18,000 for the six and three months ended June 30, 1996 as compared with the same periods in 1995. These increases were due primarily to professional and other costs incurred in 1996 in evaluating various alternatives with respect to the orderly liquidation of the Partnership.

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

           b. Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PruTech Research and Development Partnership II

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Michael S. Hasley                    Date: August 14, 1996
     ----------------------------------------
     Michael S. Hasley
     President for the Registrant
By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: August 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       11