Form 10-Q
period 1996-09-30
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP II
filed 1996-11-14
CIK 774560

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-21464

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

California                                         13-3268435
--------------------------------------------------------------------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification No.)

440 Mission Court, Suite 250, Fremont, California                 94539
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (510) 656-1855

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                              $ 3,664,149       $2,936,616
Investments in equity securities                                         3,099,174        3,911,066
U.S. Treasury bills held in escrow, at amortized cost                           --          585,707
Royalties receivable                                                         5,000          147,560
Stock warrants                                                              74,349           74,349
Due from affiliate                                                           2,734          462,586
Note receivable, net                                                            --           19,031
Interest receivable                                                             --            5,585
                                                                      -------------     ------------
Total assets                                                           $ 6,845,406       $8,142,500
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued management fee                                                 $   500,000       $  500,000
Accrued expenses and other liabilities                                     202,997          102,103
                                                                      -------------     ------------
Total liabilities                                                          702,997          602,103
                                                                      -------------     ------------
Commitments and contingencies
Partners' capital
Limited partners (100,000 units issued and outstanding)                  3,666,158        4,595,879
General partner                                                            483,462          586,764
Unrealized gain on investments in equity securities                      1,992,789        2,357,754
                                                                      -------------     ------------
Total partners' capital                                                  6,142,409        7,540,397
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 6,845,406       $8,142,500
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
              The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     Nine months ended           Three months ended
                                                       September 30,               September 30,
                                                 -------------------------     ----------------------
                                                    1996           1995          1996          1995
-----------------------------------------------------------------------------------------------------
REVENUES
Royalty income                                   $  299,070     $  901,186     $   9,655     $422,456
Gain on sale of investment in equity
  securities                                        915,947      2,166,518       101,129      226,875
Termination of royalty rights                     3,472,000        983,130            --           --
Interest and other income                           567,682        243,061        63,510       50,990
                                                 ----------     ----------     ---------     --------
                                                  5,254,699      4,293,895       174,294      700,321
                                                 ----------     ----------     ---------     --------
EXPENSES
Management fee                                    1,500,000      1,500,000       500,000      500,000
General and administrative                          343,278        225,495       165,466       61,273
                                                 ----------     ----------     ---------     --------
                                                  1,843,278      1,725,495       665,466      561,273
                                                 ----------     ----------     ---------     --------
Net income (loss)                                $3,411,421     $2,568,400     $(491,172)    $139,048
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                 $3,070,279     $2,311,560     $(442,055)    $125,143
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
General partner                                  $  341,142     $  256,840     $ (49,117)    $ 13,905
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
Net income (loss) per limited partnership
  unit                                           $    30.70     $    23.12     $   (4.42)    $   1.25
                                                 ----------     ----------     ---------     --------
                                                 ----------     ----------     ---------     --------
-----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (unaudited)

                                                                          UNREALIZED
                                               LIMITED       GENERAL        GAIN ON
                                               PARTNERS      PARTNER      INVESTMENTS        TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995          $4,595,879     $586,764     $2,357,754      $ 7,540,397
Net income                                     3,070,279      341,142             --        3,411,421
Distribution                                  (4,000,000)    (444,444)            --       (4,444,444)
Change in unrealized gain on investments
  in equity securities                            --            --          (364,965 )       (364,965)
                                              ----------     --------     -----------     -----------
Partners' capital--September 30, 1996         $3,666,158     $483,462     $1,992,789      $ 6,142,409
                                              ----------     --------     -----------     -----------
                                              ----------     --------     -----------     -----------
-----------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                             Nine months ended
                                                                               September 30,
                                                                        ---------------------------
                                                                           1996            1995
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Royalty income received                                                 $   441,630     $   898,611
Interest and other income received                                          291,340       1,113,108
General and administrative expenses paid                                   (214,603)       (203,075)
Evaluation and monitoring expenses paid                                     (27,781)        (27,495)
Management fee paid                                                      (1,500,000)     (3,000,000)
Cash received from affiliate, net                                           459,852              --
                                                                        -----------     -----------
Net cash used in operating activities                                      (549,562)     (1,218,851)
                                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment in equity securities                 1,362,874       2,168,735
Proceeds from the sale of stock and warrant rights                          288,718              --
Proceeds from the termination of royalty rights                           3,472,000         983,130
Collection of note receivable                                                19,031         937,612
Purchase of U.S. Treasury bills held in escrow                           (1,991,217)     (1,167,416)
Redemption of U.S. Treasury bills held in escrow                          2,570,133       1,171,800
Proceeds from the sale of technology                                             --          27,418
                                                                        -----------     -----------
Net cash provided by investing activities                                 5,721,539       4,121,279
                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITY
Distribution paid                                                        (4,444,444)     (2,222,222)
                                                                        -----------     -----------
Net increase in cash and cash equivalents                                   727,533         680,206
Cash and cash equivalents at beginning of period                          2,936,616         628,469
                                                                        -----------     -----------
Cash and cash equivalents at end of period                              $ 3,664,149     $ 1,308,675
                                                                        -----------     -----------
                                                                        -----------     -----------
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES
Net income                                                              $ 3,411,421     $ 2,568,400
                                                                        -----------     -----------
Adjustments to reconcile net income to net cash
  used in operating activities:
Gain on sale of investment in equity securities                            (915,947)     (2,166,518)
Gain on sale of stock and warrant rights                                   (288,718)             --
Termination of royalty rights                                            (3,472,000)       (983,130)
Gain on sale of technology                                                       --         (27,418)
Changes in:
  Royalties receivable                                                      142,560          (2,575)
  Interest receivable                                                        12,376         897,465
  Due from affiliate                                                        459,852              --
  Accrued management fee                                                         --      (1,500,000)
  Accrued expenses and other liabilities                                    100,894          (5,075)
                                                                        -----------     -----------
Total adjustments                                                        (3,960,983)     (3,787,251)
                                                                        -----------     -----------
Net cash used in operating activities                                   $  (549,562)    $(1,218,851)
                                                                        -----------     -----------
                                                                        -----------     -----------
---------------------------------------------------------------------------------------------------
            The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                     STATEMENTS OF CASH FLOWS--(Continued)
                                  (unaudited)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
1996
Received 21,965 shares of Biocompatibles International plc (``Biocompatibles'') common stock in July 1996 as a result of Biocompatibles' achievement of certain financial targets in 1995.

Received 17,360 shares of Optical Specialties, Inc. common stock for granting an extension of its term loan as further discussed in Note E.

Ecogen Inc. completed a 1:5 reverse stock split which resulted in the receipt of 102,165 shares of common stock in exchange for 510,827 shares of common stock.

Silicon Valley Research, Inc. completed a 1:2 reverse stock split which resulted in the receipt of 146,806 shares of common stock in exchange for 293,612 shares of common stock.

1995
Converted 161,448 shares of Biocompatibles preferred stock into 1,614,480 shares of common stock.

Partially exercised a warrant to acquire, on a net issuance, 23,731 shares of Silicon Valley Research, Inc. common stock.

Received 281 shares of Texas Biotechnology Corporation common stock after certain contractual conditions were met.
--------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PruTech Research and Development Partnership II (the ``Partnership'') as of September 30, 1996, the results of its operations for the nine and three months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   In September 1996, R&D Funding Corp (the ``General Partner'') mailed to all limited partners a Consent Solicitation Statement (the ``Statement'') asking for their written consent to approve a plan of dissolution and liquidation of the Partnership (the ``Plan''), as more fully described in the Statement. On October 30, 1996, the Plan was approved as more fully discussed in Note F.

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

C. Investments

   Investments in equity securities include the following:

                                            September 30, 1996                                  December 31, 1995
                             ------------------------------------------------    ------------------------------------------------
Marketable equity                                       Gross                                               Gross
  securities                                Cost      unrealized    Carrying                    Cost      unrealized    Carrying
      available-for-sale      Shares       basis        gains        value        Shares       basis        gains        value
---------------------------------------------------------------------------------------------------------------------------------
Ecogen Inc.--Common Stock      102,165   $   20,537   $  349,813   $  370,350      510,827   $   20,537   $  713,777   $  734,314
Somatix Therapy Corpora-
  tion--Common Stock                --           --           --           --      113,692      341,076      341,076      682,152
Synbiotics Corporation--
  Common Stock                 411,503      797,288      925,881    1,723,169      460,303      891,837      201,383    1,093,220
Silicon Valley Research,
  Inc.--Common Stock           146,806           --      715,679      715,679      293,612           --    1,101,044    1,101,044
Texas Biotechnology
  Corporation--Common
  Stock                            603          770        1,416        2,186          603          770          474        1,244
                                         ----------   ----------   ----------                ----------   ----------   ----------
                                            818,595    1,992,789    2,811,384                 1,254,220    2,357,754    3,611,974
                                         ----------   ----------   ----------                ----------   ----------   ----------

                                            September 30, 1996                                  December 31, 1995
                             ------------------------------------------------    ------------------------------------------------
Not readily marketable                                  Gross                                               Gross
  equity                                    Cost      unrealized    Carrying                    Cost      unrealized    Carrying
  securities                  Shares       basis        gains        value        Shares       basis        gains        value
---------------------------------------------------------------------------------------------------------------------------------
Optical Specialties,
  Inc.--
  Common Stock                 125,589   $       --   $       --   $       --      108,229   $       --   $       --   $       --
Optical Specialties,
  Inc.--
  Preferred Stock              144,666       43,400           --       43,400      144,666       43,400           --       43,400
Biocompatibles
  International
  plc--Common Stock            942,045      242,172           --      242,172      968,688      253,474           --      253,474
Navigation Technologies
  Corporation--Common
  Stock                      2,284,541        2,218           --        2,218    2,284,541        2,218           --        2,218
                                         ----------   ----------   ----------                ----------   ----------   ----------
                                            287,790           --      287,790                   299,092           --      299,092
                                         ----------   ----------   ----------                ----------   ----------   ----------
                                         $1,106,385   $1,992,789   $3,099,174                $1,553,312   $2,357,754   $3,911,066
                                         ----------   ----------   ----------                ----------   ----------   ----------
                                         ----------   ----------   ----------                ----------   ----------   ----------

   The gross unrealized gains would be allocated 90% to the limited partners and 10% to R&D Funding Corp (the ``General Partner'') if realized at September 30, 1996; however, there is no assurance that the Partnership would receive these amounts in the event of the sale of its position in these securities.

Ecogen Inc.

   During January 1996, Ecogen Inc. completed a 1:5 reverse stock split which resulted in the receipt of 102,165 shares of common stock in exchange for 510,827 shares of common stock. This transaction resulted in no gain or loss to the Partnership.

Somatix Therapy Corporation

   During the first quarter of 1996, the Partnership sold its remaining 113,692 shares of Somatix Therapy Corporation common stock for approximately $765,000 resulting in a gain of approximately $424,000.

Synbiotics Corporation

   In June 1996, the Partnership sold 2,300 shares of Synbiotics Corporation common stock for approximately $11,000 resulting in a gain of approximately $7,000. Additionally, during the third quarter of 1996, the Partnership sold 46,500 shares of Synbiotics Corporation common stock for approximately $191,000 resulting in a gain of approximately $101,000.

Silicon Valley Research, Inc.

   During January 1996, Silicon Valley Research, Inc. completed a 1:2 reverse stock split which resulted in the receipt of 146,806 shares of common stock in exchange for 293,612 shares of common stock. This transaction resulted in no gain or loss to the Partnership.

Optical Specialties, Inc.

   During April 1996, the Partnership received 17,360 shares of Optical Specialties, Inc. (``OSI'') common stock for granting an extension of its term loan as further discussed in Note E.

Biocompatibles International plc

   In February 1996, the Partnership sold 48,608 shares of Biocompatibles common stock for approximately $396,000 resulting in a gain of approximately $384,000.

   During April 1996, Biocompatibles launched a rights offering to its shareholders. Pursuant to the offering, the Partnership was entitled to purchase one unit (stock and warrant) for every six Biocompatibles common stock shares owned. The Partnership decided not to participate in the offering, but instead sold the Partnership's rights in the marketplace. This sale of rights resulted in a gain of approximately $289,000 which is included in interest and other income on the statement of operations.

   In connection with its 1995 investment in Biocompatibles, the Partnership received 21,965 shares of Biocompatibles common stock in July 1996 as a result of Biocompatibles' achievement of certain financial targets in 1995.

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

                                                   Nine months ended            Three months ended
                                                     September 30,                 September 30,
                                               -------------------------       ---------------------
                                                  1996           1995            1996         1995
                                               ----------     ----------       --------     --------
Management fee                                 $1,500,000     $1,500,000       $500,000     $500,000
Printing                                            4,520         17,635          2,919        4,125
                                               ----------     ----------       --------     --------
                                               $1,504,520     $1,517,635       $502,919     $504,125
                                               ----------     ----------       --------     --------
                                               ----------     ----------       --------     --------

   Printing costs payable to an affiliate of the General Partner (which are included in accrued expenses and other liabilities) as of September 30, 1996 and December 31, 1995 were approximately $5,000 and $10,000, respectively.

   Prudential Securities Incorporated, an affiliate of the General Partner, owned 340 limited partnership units at September 30, 1996.

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

E. Commitments and Contingencies

   On June 30, 1988, the Partnership and an affiliated partnership guaranteed for OSI $750,000 of a $1.5 million bank credit line (later changed to a term loan) of which the Partnership was responsible for $651,000. The loan was obtained to sustain OSI's operations. The Partnership purchased U.S. Treasury bills which were held in escrow to collateralize its portion of the guarantee. Prior to 1996, OSI paid $75,000 of the loan reducing the Partnership's guarantee to $585,900. Additionally, the General Partner agreed to extend the Partnership's guarantee in return for shares of OSI common stock as discussed in Note C. During the three months ended June 30, 1996, OSI paid $260,400 of the loan and during July 1996, OSI paid the balance. Therefore, the Partnership's guarantee was eliminated and the remaining escrowed funds were released to the Partnership.

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

   The General Partner, Prudential Securities Incorporated and the Partnership believe they have meritorious defenses to the complaint and intend to vigorously defend themselves against this action. Additionally, the General Partner believes that the litigation discussed above will not have an adverse impact on its ability to liquidate the Partnership in accordance with the Plan and in the time frame currently contemplated by the General Partner.

F. Subsequent Event

   Holders of 68.4% of the limited partnership units approved the Plan on October 30, 1996. Accordingly, the Plan has been adopted. In accordance with the terms of the Plan, the General Partner will attempt to sell or otherwise dispose of the Partnership's remaining investments and distribute the resulting proceeds (reduced by a working capital reserve to satisfy any liabilities or contingencies of the Partnership) to the partners in an amount equal to their respective capital account balances at the time of liquidation under the terms of the Partnership Agreement. Due to the nature of the Partnership's remaining investments, the General Partner is not able to predict with any degree of certainty the timing of any sales, the proceeds that will be received or the cash amounts that may ultimately be available for distribution by the Partnership. It is not expected that the Partnership's eventual total distributions will equal the partners' initial investment.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   At September 30, 1996, the Partnership had cash and cash equivalents of approximately $3,664,000 which is approximately $728,000 greater than the Partnership's cash balance at December 31, 1995. This increase in cash was primarily due to proceeds received in 1996 relating to the termination of royalty rights, the sale of warrant and stock rights, the sales of stock and the release of cash held in escrow partially offset by the payment of the management fee and the April 1996 distribution as further discussed below.

   In September 1996, R&D Funding Corp (the ``General Partner'') mailed to all limited partners a Consent Solicitation Statement (the ``Statement'') asking for their written consent to approve a plan of dissolution and liquidation of the Partnership (the ``Plan''), as more fully described in the Statement. Holders of 68.4% of the limited partnership units approved the Plan on October 30, 1996 and accordingly, the Plan has been adopted. In accordance with the terms of the Plan, the General Partner will attempt to sell or otherwise dispose of the Partnership's remaining investments and distribute the resulting proceeds (reduced by a working capital reserve to satisfy any liabilities or contingencies of the Partnership) to the partners in accordance with the terms of the Partnership Agreement. Due to the nature of the Partnership's remaining investments, the General Partner is not able to predict with any degree of certainty the timing of any sales, the proceeds that will be received or the cash amounts that may ultimately be available for distribution by the Partnership. It is not expected that the Partnership's eventual total distributions will equal the partners' initial investment.

   As of September 30, 1996, the Partnership had approximately $1.1 million invested in equity securities with an aggregate market value which exceeded its cost. Certain of these investments are in development stage companies which are more speculative and higher in risk than other equity investments. Additionally, the realization of this market value is further impacted by certain sale restrictions and market volume capacity. As discussed in the Statement, the amount to be distributed by the Partnership in future quarters will be based on the extent to which the market value of its investments can be realized, the revenue streams from royalties, and to a lesser extent, interest income.

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

   During April 1996, Biocompatibles launched a rights offering to its shareholders. Pursuant to the offering, the Partnership was entitled to purchase one unit (stock and warrant) for every six Biocompatibles common stock shares owned. The Partnership decided not to participate in the offering, but rather sold the Partnership's rights. The sale resulted in a gain of approximately $289,000.

   In June 1996, the Partnership sold 2,300 shares of Synbiotics Corporation (``Synbiotics'') common stock for approximately $11,000 resulting in a gain of approximately $7,000. During the third quarter of 1996, the Partnership sold 46,500 shares of Synbiotics common stock for approximately $191,000 resulting in a gain of approximately $101,000.

   The Partnership owned U.S. Treasury bills which were held in escrow as collateral in connection with a guarantee of a term loan for Optical Specialties, Inc. (``OSI''). Through June 30, 1996, OSI paid half of the original loan. In July 1996, OSI paid the balance of the loan and the remaining escrowed funds were released.

Results of Operations

   The Partnership's net income increased by approximately $843,000 but decreased by $630,000 for the nine and three months ended September 30, 1996, respectively, as compared to the same periods in 1995. The nine month increase was primarily due to the 1996 transactions with BSX, Somatix, Synbiotics and Biocompatibles discussed above reduced by an increase in general and administrative expenses during the 1996 period offset, in part, by income of approximately $983,000 from the termination of the Partnership's royalty rights with MacNeal Schwendler Corporation during March 1995 and gains of approximately $1,940,000 and $227,000 on sales of common stock in Navigation Technologies Corporation and Silicon Valley Research, Inc. during 1995. The three month decrease was primarily due to lower royalty income and a lower gain on the sale of investments as well as an increase in general and administrative expenses during the 1996 period.

   Royalty income for the nine and three months ended September 30, 1996 decreased by approximately $602,000 and $413,000 as compared to the same periods in 1995. These decreases were due primarily to lower 1996 royalties received from BSX (as a result of the termination of royalty rights discussed above) and OSI.

   Interest and other income for the nine and three months ended September 30, 1996 increased by approximately $325,000 and $13,000 as compared with the same periods in 1995. The nine month increase was due primarily to income from the Biocompatibles rights offering as discussed above and the recognition of previously deferred income upon the collection of a note receivable from Lombart Lenses Limited, Inc. (which was recorded at a net value of $19,000) during March 1996 offset, in part, by interest recorded in 1995 in conjunction with a promissory note which matured in June 1995 relating to the Partnership's investment in Tridom Corporation.

   General and administrative expenses increased by approximately $118,000 and $104,000 for the nine and three months ended September 30, 1996 as compared with the same periods in 1995. These increases were due primarily to professional and other costs incurred in 1996 in connection with the Statement as discussed above.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note E to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--

        On September 4, 1996, the General Partner solicited the consent of the limited partners to approve the dissolution and liquidation of the Partnership pursuant to a Plan of Dissolution and Liquidation (the ``Plan''). On October 30, 1996, holders of a majority of the limited partnership units voted to approve the Plan as follows: 68.4% voted in favor of the Plan, 2.7% voted against the Plan and 2.0% abstained. For further information see Notes A and F to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

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

PruTech Research and Development Partnership II

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Michael S. Hasley                    Date: November 13, 1996
     ----------------------------------------
     Michael S. Hasley
     President for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: November 13, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant