Form 10-K
period 1996-12-31
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP II
filed 1997-03-27
CIK 774560

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-21464

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                                            13-3268435
--------------------------------------------------------------------------------
(State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)

440 Mission Court, Suite 250, Fremont, California                          94539
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (510) 656-1855

Securities registered pursuant to Section 12(b) of the Act:

                                               None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                              Units of Limited Partnership Interest

-------------------------------------------------------------------------------
                                         (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1996 is incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K.

   Agreement of Limited Partnership, included as part of the Registration Statement on Form S-1 (File No. 2-94273) filed with the Securities and Exchange Commission on March 4, 1985 pursuant to Rule 424(b) of the Securities Act of 1933, and amended on May 31, 1990, is incorporated by reference into Part IV of this Annual Report on Form 10-K.

                                Index to exhibits can be found on pages 8 and 9.

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE ``SAFE HARBOR'' PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   When used in this Annual Report on Form 10-K, the words ``Believes,'' ``Anticipates,'' ``Expects'' and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the ``Safe Harbor'' provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in ``Management's Discussion and Analysis of Financial Condition and Results of Operations.'' Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................      3
Item  2    Properties.......................................................................      4
Item  3    Legal Proceedings................................................................      4
Item  4    Submission of Matters to a Vote of Limited Partners..............................      4


PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............      4
Item  6    Selected Financial Data..........................................................      5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................      6
Item  8    Financial Statements and Supplementary Data......................................      6
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................      6

PART III
Item 10    Directors and Executive Officers of the Registrant...............................      6
Item 11    Executive Compensation...........................................................      7
Item 12    Security Ownership of Certain Beneficial Owners and Management...................      7
Item 13    Certain Relationships and Related Transactions...................................      7

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           Financial Statements and Financial Statement Schedules...........................      8
           Exhibits.........................................................................      8
           Reports on Form 8-K..............................................................      9
SIGNATURES..................................................................................     10

                                     PART I

Item 1. Business

General

   PruTech Research and Development Partnership II (the ``Registrant''), a California limited partnership, was formed on October 4, 1984 and will terminate in accordance with the Plan of dissolution and liquidation (the ``Plan'') approved by the limited partners as discussed below. The Registrant was formed to seek cash flow from the research and development of new technologies with potential commercial applications with proceeds raised from the initial sale of 100,000 limited partnership interests (``Units''). R&D Funding Corp (the ``General Partner'') also contributed an amount equal to 10% of the gross proceeds raised by the sale of Units. The Registrant's fiscal year for book and tax purposes ends on December 31.

   The Registrant entered into total commitments of approximately $91 million for 18 research and development projects in both publicly and privately held companies, all of which have been fully funded. At December 31, 1996, the Registrant held equity investments and/or royalty rights, which had value at December 31, 1996 or were active during the year then ended, relating to six companies. For more information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

   In September 1996, the General Partner mailed to all limited partners a consent solicitation statement (the ``Statement'') asking for their written consent to approve the Plan, as more fully described in the Statement. On October 30, 1996, holders of 68.4% of the Units approved the Plan. Accordingly, the Plan has been adopted. In accordance with the terms of the Plan, the General Partner is proceeding to sell or otherwise dispose of the Registrant's remaining investments and distribute the resulting proceeds (reduced by a working capital reserve to satisfy any liabilities or contingencies of the Registrant) to the partners in accordance with the terms of the Agreement of Limited Partnership, as amended (the ``Partnership Agreement''). Due to the nature of certain remaining investments of the Registrant, the General Partner is not able to predict with any degree of certainty the timing of sales, the proceeds that will be received or the cash amounts that may ultimately be available for distribution by the Registrant, except as otherwise disclosed herein. It is not expected that the Registrant's eventual total distributions will equal the partners' initial investment. The General Partner estimates that the final liquidation of the Registrant's remaining investments will occur by December 31, 1997; however, due to the nature of certain remaining investments, liquidation may take longer.

   As a result of the adoption of the Plan, the Registrant adopted the liquidation basis of accounting effective December 31, 1996, whereby assets are valued at their estimated net realizable values and liabilities stated at their estimated settlement amounts. For more information regarding the effects of the liquidation basis of accounting, see Note B to the financial statements in the Registrant's annual report to limited partners for the year ended December 31, 1996 (``Registrant's 1996 Annual Report'') which is filed as an exhibit hereto.

   The Registrant is engaged solely in the business of research and development; therefore, presentation of industry segment information is not applicable.

   For the years ended December 31, 1996, 1995, and 1994, respectively, revenue from the following portfolio company investments exceeded 15% of the Registrant's total revenue (inclusive of liquidating activities for 1996):

                                         1996      1995      1994
                                         ----      ----      ----
Biocompatibles International plc           76%       37%       --%
Navigation Technologies Corporation        --        25        --
Boston Scientific Corporation              --        --        19
Silicon Valley Research, Inc.              --        --        45
Tridom Corporation                         --        --        21

General Partner

   The General Partner of the Registrant is an affiliate of Prudential Securities Incorporated (``PSI''). Both the General Partner and PSI are wholly-owned subsidiaries of Prudential Securities Group Inc. In its capacity as general partner, R&D Funding Corp was responsible for locating, evaluating, negotiating and structuring the Registrant's research and development projects. R&D Funding Corp was also responsible for the management of and provided the administrative services necessary for the operation of the Registrant. In its capacity as liquidating agent with respect to the Registrant's assets, the General Partner is proceeding to complete the liquidation of the Registrant's remaining assets and effect the complete voluntary dissolution of the Registrant in accordance with the Plan.

Competition

   The companies in which the Registrant holds equity investments and royalty rights faced substantial competition in the markets for their products and technologies. There are no assurances that the Registrant's investments will not decline in value due to the development by others of technologically superior products.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. See Notes B and G to the financial statements in the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Investment Portfolio Summary

   For a description of the companies in which the Registrant's equity investments or royalty rights were active during 1996 or had value at December 31, 1996, see pages 2 and 3 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note H to the financial statements in the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Limited Partners

   No matters were submitted to a vote of limited partners during the fourth quarter of 1996; however, on September 4, 1996, the General Partner solicited the consent of the limited partners to approve the Plan. On October 30, 1996, holders of a majority of the Units voted to approve the Plan as follows: 68.4% voted in favor of the Plan, 2.7% voted against the Plan and 2.0% abstained. For further information, see Note A to the financial statements in the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 3, 1997, there were 9,168 holders of record owning 100,000 Units. A significant secondary market for the Units has not developed and it is not expected that one will develop in the future. There are also certain restrictions set forth in Article 8 of the Partnership Agreement limiting the ability of a limited partner to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   The following per Unit cash distributions were paid to limited partners during the following calendar quarters:

Quarter Ended              1996        1995
---------------------     ------      ------
March 31                  $   --      $   --
June 30                    40.00          --
September 30                  --       20.00
December 31                   --       10.00

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Registrant paid distributions of $4,444,444 during 1996 of which $4,000,000 ($40 per unit) was paid to the limited partners and the remainder to the General Partner. The sources for the distribution were proceeds from the termination of Boston Scientific Corporation royalty rights, the sales of a portion of the Registrant's equity position in Biocompatibles International plc, and the sale of the Registrant's remaining equity position in Somatix Therapy Corporation. In February 1997, the Registrant made distributions of $16,666,667 and $4,444,444 of which $15,000,000 ($150 per unit) and $4,000,000
($40 per unit), respectively, were paid to the limited partners and the remainder to the General Partner. The sources for the distributions were proceeds from the sale of the Registrant's remaining equity position in Biocompatibles International plc, which represented the liquidation of the Registrant's most significant asset, and the sale of a portion of the Registrant's equity position in Synbiotics Corporation.

   The Registrant plans to sell or otherwise dispose of its few remaining assets and distribute any remaining cash with a single, final distribution. It is not expected that the Registrant's eventual total distributions will equal the partners' initial investments.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 4 through 16 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

                                                        Year Ended December 31,
                                  -------------------------------------------------------------------
                                     1996          1995          1994          1993          1992
                                  -----------   -----------   -----------   -----------   -----------
Gain on sale of investments in
  equity securities               $ 1,680,522   $ 5,058,228   $        --   $ 1,346,953   $ 3,932,657
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Royalty income                    $   299,180   $ 1,516,735   $   474,663   $   493,252   $   525,353
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Interest and other income         $ 1,220,545   $   301,339   $   503,557   $   339,337   $   587,828
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Total operating revenues          $ 6,672,247   $ 7,859,432   $ 1,670,074   $ 2,982,778   $ 5,970,952
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Write-down of investments
  in equity securities            $        --   $        --   $(1,489,410)  $(1,417,712)  $        --
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Liquidating activities:
  Investments in equity
  securities                      $19,128,500   $        --   $        --   $        --   $        --
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
  Estimated liquidation costs     $(1,593,996)  $        --   $        --   $        --   $        --
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Net income (loss)                 $21,863,750   $ 5,570,951   $(2,130,645)  $  (651,120)  $ 3,765,143
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Net income (loss) per Unit        $    196.77   $     50.14   $    (19.18)  $     (5.86)  $     33.89
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Total assets (1)                  $24,797,746   $ 8,142,500   $ 6,837,750   $12,039,000   $10,029,026
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Total limited partner
  distributions                   $ 4,000,000   $ 3,000,000   $ 2,000,000   $        --   $ 4,050,000
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Limited partner distributions
  per Unit                        $     40.00   $     30.00   $     20.00   $        --   $     40.50
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------

---------------
(1) Includes $2,357,754, $1,798,977 and $3,423,329 of unrealized gain on investments in equity securities at December 31, 1995, 1994 and 1993, respectively. Total assets at December 31, 1996 reflects estimated net realizable values as more fully described in Notes B, C and D to the financial statements in the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 17 through 19 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 4 through 16 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

   The General Partner's directors and executive officers, and any persons holding more than ten percent of the Registrant's Units (``Ten Percent Owners'') are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of R&D Funding Corp and their positions with regard to managing the Registrant are as follows:

       Name                     Position
Thomas F. Lynch, III            Chief Executive Officer, Chairman of the Board of
                                  Directors and Director
Michael S. Hasley               President
Barbara J. Brooks               Vice President--Finance and Chief Financial Officer
Steven Carlino                  Vice President and Chief Accounting Officer
Frank W. Giordano               Director
Nathalie P. Maio                Director

   THOMAS F. LYNCH, III, age 38, is the Chief Executive Officer, Chairman of the Board of Directors and a Director of R&D Funding Corp. He is a Senior Vice President of PSI. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   MICHAEL S. HASLEY, age 42, is the President of R&D Funding Corp. He is also a Senior Vice President of PSI. Mr. Hasley joined R&D Funding Corp and PSI in October 1986.

   BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of R&D Funding Corp. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 33, is a Vice President of R&D Funding Corp. He is a First Vice President of PSI. Mr. Carlino also serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

   FRANK W. GIORDANO, age 54, is a Director of R&D Funding Corp. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 46, is a Director of R&D Funding Corp. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   During July 1996, Michael S. Hasley replaced Russell L. Allen as President of R&D Funding Corp and Russell L. Allen and Barbara J. Brooks resigned as Directors.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partner for their services. Certain officers and directors of the General Partner receive compensation from affiliates of the General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. See Item 13 Certain Relationships and Related Transactions for information regarding compensation to the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 3, 1997, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 3, 1997, no director or officer of the General Partner owns directly or beneficially any of the Units issued by the Registrant.

   As of March 3, 1997, no owner of Units beneficially owns more than five percent (5%) of the outstanding Units of the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes B and G to the financial statements in the Registrant's 1996 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                         Page Number
                                                                                          in Annual
                                                                                            Report
                                                                                        --------------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)    1. Financial Statements and Independent Auditors' Report--Incorporated by
          reference to the Registrant's 1996 Annual Report which is filed as an exhibit hereto
          Independent Auditors' Report                                                        4
          Financial Statements:
          Statement of Net Assets--December 31, 1996                                          5
          Statement of Financial Condition--December 31, 1995                                 6
          Statements of Operations--Three years ended December 31, 1996                       7
          Statements of Changes in Partners' Capital--Three years ended December 31,
          1996                                                                                7
          Statements of Cash Flows--Three years ended December 31, 1996                       8
          Notes to Financial Statements                                                       10

       2. Financial Statement Schedules and Independent Auditors' Report on Schedules
          All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

       3. Exhibits
          Description:
          PruTech Research and Development Partnership II Agreement of Limited
          Partnership (Incorporated by reference to Exhibit 3.1 included with
          Registrant's Form S-1 Registration Statement (No. 2-94273) filed on
          November 9, 1984)
          Escrow Agreement (Incorporated by reference to Exhibit 10.1 included with
          Registrant's Amendment No. 1 to Form S-1 Registration Statement (No.
          2-94273) filed on March 4, 1985)
          Form of Agreement for Services (Incorporated by reference to Exhibit 10.2 included with Registrant's Amendment No. 1 to Form S-1 Registration
          Statement (No. 2-94273) filed on March 4, 1985)
          First Amendment to the Agreement of Limited Partnership of PruTech Research
          and Development Partnership II (Incorporated by reference to Exhibit 3 included with Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1991)
          Registrant's 1996 Annual Report (with the exception of the information and data incorporated by reference in Items 3, 7 and 8 of this Annual Report on
          Form 10-K, no other information or data appearing in the Registrant's 1996
          Annual Report is to be deemed filed as part of this report) (filed herewith)
          Consent Statement dated September 4, 1996 regarding solicitation of Limited
          Partner approval of the Plan of Dissolution and Liquidation of Registrant
          as filed with the Securities and Exchange Commission on September 4, 1996
          (incorporated by reference)
          Financial Data Schedule (filed herewith)

(b)       Reports on Form 8-K
          No reports on Form 8-K were filed during the last quarter of the period covered by this report; however, a report on Form 8-K dated February 7,
          1997 was filed with the Securities and Exchange Commission on February 24,
          1997, relating to Item 2 and the sale of Registrant's remaining 942,045 shares of Biocompatibles International plc common stock, which represented the liquidation of the most significant remaining asset of the Registrant.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PruTech Research and Development Partnership II

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: March 27, 1997
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: R&D Funding Corp
    A Delaware corporation, General Partner
     By: /s/ Thomas F. Lynch, III                 Date: March 27, 1997
     ----------------------------------------
     Thomas F. Lynch, III
     Chief Executive Officer, Chairman of the
     Board of Directors and Director
     By: /s/ Michael S. Hasley                    Date: March 27, 1997
     ----------------------------------------
     Michael S. Hasley
     President
     By: /s/ Barbara J. Brooks                    Date: March 27, 1997
     ----------------------------------------
     Barbara J. Brooks
     Vice President--Finance and Chief
     Financial Officer
     By: /s/ Steven Carlino                       Date: March 27, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     By: /s/ Frank W. Giordano                    Date: March 27, 1997
     ----------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                     Date: March 27, 1997
     ----------------------------------------
     Nathalie P. Maio
     Director