Form 10-Q
period 1997-03-31
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP II
filed 1997-05-15
CIK 774560

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                            STATEMENTS OF NET ASSETS
                          (in process of liquidation)
                                  (unaudited)

                                                                        March 31,       December 31,
                                                                          1997              1996
-----------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $ 2,340,107       $ 4,718,876
Investments in equity securities                                         2,224,156        20,078,870
                                                                      -------------     -------------
Total assets                                                             4,564,263        24,797,746
                                                                      -------------     -------------
Liabilities
Estimated liquidation costs                                              1,585,252         1,593,996
Accrued expenses and other liabilities                                      44,649           101,801
Accrued management fee                                                          --           500,000
                                                                      -------------     -------------
Total liabilities                                                        1,629,901         2,195,797
                                                                      -------------     -------------
Contingencies
Net assets in liquidation                                              $ 2,934,362       $22,601,949
                                                                      -------------     -------------
                                                                      -------------     -------------

Net assets in liquidation
Limited partners (100,000 units issued and outstanding)                $ 2,572,426       $20,273,254
General partner                                                            361,936         2,328,695
                                                                      -------------     -------------
Total net assets in liquidation                                        $ 2,934,362       $22,601,949
                                                                      -------------     -------------
                                                                      -------------     -------------
-----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (unaudited)

                                                              LIMITED        GENERAL
                                                              PARTNERS      PARTNERS        TOTAL
-----------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1996                $ 20,273,254   $ 2,328,695   $ 22,601,949
Changes in estimated liquidation values of assets and
  liabilities                                                  1,299,172       144,352      1,443,524
Distributions                                                (19,000,000)   (2,111,111)   (21,111,111)
                                                            ------------   -----------   ------------
Net assets in liquidation--March 31, 1997                   $  2,572,426   $   361,936   $  2,934,362
                                                            ------------   -----------   ------------
                                                            ------------   -----------   ------------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                            STATEMENT OF OPERATIONS
                             (going concern basis)
                       Three Months Ended March 31, 1996
                                  (unaudited)

-------------------------------------------------------------------------------------------------
REVENUES
Termination of royalty rights                                                          $3,472,000
Gain on sale of investments in equity securities                                          808,050
Royalty income                                                                            184,415
Interest and other income                                                                 151,320
                                                                                       ----------
                                                                                        4,615,785
                                                                                       ----------
EXPENSES
Management fee                                                                            500,000
General and administrative                                                                 76,282
                                                                                       ----------
                                                                                          576,282
                                                                                       ----------
Net income                                                                             $4,039,503
                                                                                       ----------
                                                                                       ----------
ALLOCATION OF NET INCOME
Limited partners                                                                       $3,635,553
                                                                                       ----------
                                                                                       ----------
General partner                                                                        $  403,950
                                                                                       ----------
                                                                                       ----------
Net income per limited partnership unit                                                $    36.36
                                                                                       ----------
                                                                                       ----------
-------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of this statement

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                            STATEMENT OF CASH FLOWS
                             (going concern basis)
                       Three Months Ended March 31, 1996
                                  (unaudited)

-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Royalty income received                                                               $   331,975
Interest and other income received                                                        148,770
General and administrative expenses paid                                                  (47,977)
Evaluation and monitoring expenses paid                                                    (9,061)
Management fee paid                                                                      (500,000)
Cash received from other assets                                                           462,586
                                                                                      -----------
Net cash provided by operating activities                                                 386,293
                                                                                      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the termination of royalty rights                                         3,472,000
Proceeds from the sale of investments in equity securities                              1,160,428
Collection of note receivable                                                              19,031
Purchase of U.S. Treasury bills held in escrow                                         (1,169,490)
Redemption of U.S. Treasury bills held in escrow                                        1,171,800
                                                                                      -----------
Net cash provided by investing activities                                               4,653,769
                                                                                      -----------
Net increase in cash and cash equivalents                                               5,040,062
Cash and cash equivalents at beginning of period                                        2,936,616
                                                                                      -----------
Cash and cash equivalents at end of period                                            $ 7,976,678
                                                                                      -----------
                                                                                      -----------
-------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                            $ 4,039,503
                                                                                      -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Gain on sale of investments in equity securities                                         (808,050)
Termination of royalty rights                                                          (3,472,000)
Changes in:
  Due from affiliate                                                                      462,586
  Royalties receivable                                                                    147,560
  Interest receivable                                                                      (2,549)
  Accrued expenses and other liabilities                                                   19,243
                                                                                      -----------
Total adjustments                                                                      (3,653,210)
                                                                                      -----------
Net cash provided by operating activities                                             $   386,293
                                                                                      -----------
                                                                                      -----------
-------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Ecogen Inc. completed a 1:5 reverse stock split which resulted in the receipt of 102,165 shares of common stock in exchange for 510,827 shares of common stock.
Silicon Valley Research, Inc. completed a 1:2 reverse stock split which resulted in the receipt of 146,806 shares of common stock in exchange for 293,612 shares of common stock.
-------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of this statement

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the financial statements of PruTech Research and Development Partnership II (the 'Partnership') as of March 31, 1997, subject to the effects of any further liquidation accounting adjustments that would have been required had the realizable values of certain assets been known when the Partnership first adopted the liquidation basis of accounting. (See discussion below.)

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

   In September 1996, R&D Funding Corp (the 'General Partner') mailed to all limited partners a Consent Solicitation Statement (the 'Statement') asking for their written consent to approve a plan of dissolution and liquidation of the Partnership (the 'Plan'), as more fully described in the Statement. On October 30, 1996, holders of 68.4% of the limited partnership units approved the Plan. Accordingly, the Plan has been adopted.

   In accordance with the terms of the Plan, the General Partner is proceeding to sell or otherwise dispose of the Partnership's remaining investments and distribute the resulting proceeds (reduced by a working capital reserve to satisfy any liabilities or contingencies of the Partnership) to the partners in accordance with the terms of the Agreement of Limited Partnership, as amended (the 'Partnership Agreement'). Due to the nature of certain remaining investments of the Partnership, the General Partner is not able to predict with any degree of certainty the timing of sales, the proceeds that will be received or the cash amounts that may ultimately be available for distribution by the Partnership, except as otherwise disclosed herein. It is not expected that the Partnership's eventual total distributions will equal the partners' initial investment.

   As a result of the adoption of the Plan, the Partnership adopted the liquidation basis of accounting effective December 31, 1996, whereby assets are valued at their estimated net realizable values and liabilities stated at their estimated settlement amounts. However, due to the nature of certain of the Partnership's remaining investments, the General Partner is not able to predict with any degree of certainty the amounts which will be realized from these investments and therefore, such assets continue to be carried at cost.

   Accruals totaling approximately $1,594,000 were recorded as of December 31, 1996 for the estimated costs of liquidating the Partnership which include, but are not limited to, costs of selling or otherwise disposing of the Partnership's remaining investments and general and administrative costs through the estimated conclusion of liquidation. The General Partner estimates that the final liquidation of the Partnership's remaining investments will occur by December 31, 1997; however, due to the nature of the remaining investments, liquidation may take longer.

   During the three months ended March 31, 1997, the Partnership reflected an increase of $1,444,000 in the estimated net liquidation values of its assets and liabilities. Approximately $1,282,000 of the increase is attributed to the valuation as of March 31, 1997 of certain of the Partnership's remaining investments which were previously carried at cost (see Notes B and C for additional discussion). The remainder of the increase is principally attributed to market fluctuations in the Partnership's remaining investments in equity securities as well as interest earned on the Partnership's cash and cash equivalents. No significant adjustments to previously recorded liability amounts were required.

B. Royalties

   Pursuant to an agreement dated as of March 31, 1997 between the Partnership and Ecogen Inc. ('Ecogen'), the Partnership assigned to Ecogen its right, title and interest in and to certain technologies, products and property licensed to Ecogen and agreed to terminate all license agreements with Ecogen in exchange for 136,000 shares of Ecogen common stock. Ecogen agreed to register such shares of common stock with the Securities and Exchange Commission by May 15, 1997, which will allow the Partnership to sell such shares after the Commission has declared the registration statement effective. No further royalty payments will be received by the Partnership from Ecogen as a result of this agreement.

C. Investments in Equity Securities

   Investments in equity securities include the following:

                                                                     March 31, 1997                       December 31, 1996
                                                              -----------------------------         -----------------------------
                                                                               Estimated                             Estimated
                                                                             net realizable                        net realizable
                                                               Shares            value               Shares            value
---------------------------------------------------------------------------------------------------------------------------------
Ecogen Inc.--Common Stock                                       231,665        $  818,277             102,165       $     264,352
Synbiotics Corporation--Common Stock                            125,503           468,074             293,003           1,042,291
Silicon Valley Research, Inc.--Common Stock                      84,614            94,816              84,614             169,229
Optical Specialties, Inc.--Common Stock*                        291,988                --             291,988                  --
Optical Specialties, Inc.--Preferred Stock*                     144,666            43,400             144,666              43,400
Biocompatibles International plc--Common Stock                       --                --             942,045          18,557,380
Navigation Technologies
  Corporation--Common Stock**                                 2,284,541           799,589           2,284,541               2,218
                                                                             --------------                        --------------
                                                                               $2,224,156                           $  20,078,870
                                                                             --------------                        --------------
                                                                             --------------                        --------------

 * Position carried at cost as of March 31, 1997 and December 31, 1996. ** Position carried at cost as of December 31, 1996.

   As more fully discussed in Note F, the Partnership has realized approximately $1,075,000 of the March 31, 1997 $2,224,000 value from sales of these securities during April 1997. The remaining amount of approximately $1,149,000 reflects the March 31, 1997 prices for securities which are marketable and, as of May 12, 1997, fluctuations in share prices from the March 31, 1997 prices would not have a significant impact on the estimated net realizable values of the Partnership's assets. However, there is no assurance that the Partnership would receive these amounts in the event of the sale of its position in these securities.

Ecogen Inc.

   During the first quarter of 1997, the Partnership sold 6,500 shares of Ecogen common stock for approximately $25,000. The December 31, 1996 carrying amount for Ecogen common stock reflected the net amount realized on these sales. Additionally, pursuant to an agreement which closed March 31, 1997, the Partnership received 136,000 shares of Ecogen common stock as more fully discussed in Note B. Subsequent to March 31, 1997, the Partnership sold 11,500 shares of Ecogen common stock for approximately $34,000 as discussed in Note F.

Synbiotics Corporation

   During the first quarter of 1997, the Partnership sold 167,500 shares of Synbiotics Corporation common stock for approximately $655,000. The December 31, 1996 carrying amount for Synbiotics Corporation common stock reflected the net amount of approximately $594,000 realized on the sales of 152,500 of such shares through March 14, 1997. Subsequent to March 31, 1997, the Partnership sold 55,000 shares of Synbiotics Corporation common stock for approximately $195,000 as discussed in Note F.

Silicon Valley Research, Inc.

   The Partnership sold 41,000 shares of Silicon Valley Research, Inc. common stock during April 1997 for approximately $46,000 as discussed in Note F.

Biocompatibles International plc

   On February 7, 1997, the Partnership sold its remaining 942,045 shares of Biocompatibles International plc common stock for approximately $18,557,000 representing the liquidation of the most significant remaining asset of the Partnership. The December 31, 1996 carrying amount of this investment reflected the net amount realized on this sale.

Navigation Technologies Corporation

   The Partnership sold its remaining 2,284,541 shares of Navigation Technologies Corporation ('Navigation Technologies') common stock during April 1997 for approximately $800,000 as discussed in Note F.

D. Related Parties

   The General Partner and its affiliates perform certain services for the Partnership (for which they are reimbursed through the management fee) which include but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications and other administrative services. The Partnership also reimburses an affiliate of the General Partner for printing services. These costs and expenses were approximately $504,000 for the three months ended March 31, 1996. Printing costs payable to an affiliate of the General Partner (included within accrued expenses and other liabilities) were approximately $5,000 as of March 31, 1997 and December 31, 1996.

   Additionally, in conjunction with the adoption of the liquidation basis of accounting, the Partnership recorded an accrual for the estimated future costs expected to be incurred to liquidate the Partnership. Included in these liquidation cost estimates as of March 31, 1997 and December 31, 1996 are approximately $1,507,000 expected to be charged by the General Partner and its affiliates during the anticipated liquidation period. The actual charges will depend primarily upon the length of the time required to liquidate the Partnership and may differ from the amount accrued.

   Prudential Securities Incorporated, an affiliate of the General Partner, owned 340 limited partnership units at March 31, 1997.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of the General Partner, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   The Partnership has engaged in research and development co-investment projects with PruTech Research and Development Partnership, PruTech Research and Development Partnership III, and PruTech Project Development Partnership (collectively, the 'PruTech R&D Partnerships'), for which R&D Funding Corp serves as the general partner. The allocation of the co-investment projects' profits or losses among the PruTech R&D Partnerships is consistent with the costs incurred to fund the research and development projects.

E. Contingencies

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

F. Subsequent Events

   During April 1997, the Partnership sold all of its remaining shares of Navigation Technologies common stock, 11,500 shares of Ecogen common stock, 41,000 shares of Silicon Valley Research, Inc. common stock, and 55,000 shares of Synbiotics Corporation common stock for approximately $800,000, $34,000, $46,000 and $195,000, respectively. The March 31, 1997 carrying amounts of these investments reflect the net amounts realized from these sales.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   At March 31, 1997, the Partnership had cash and cash equivalents of approximately $2,340,000 which is approximately $2,379,000 less than the Partnership's cash balance at December 31, 1996. This decrease in cash was primarily due to distributions made in excess of proceeds from the sales of certain investments in equity securities as further discussed below, in addition to the payment of the fourth quarter 1996 management fee.

   In September 1996, R&D Funding Corp (the 'General Partner') mailed to all limited partners a Consent Solicitation Statement (the 'Statement') asking for their written consent to approve a plan of dissolution and liquidation of the Partnership (the 'Plan'), as more fully described in the Statement. Holders of 68.4% of the limited partnership units approved the Plan on October 30, 1996 and accordingly, the Plan has been adopted. In accordance with the terms of the Plan, the General Partner is proceeding to sell or otherwise dispose of the Partnership's remaining investments and distribute the resulting proceeds (reduced by a working capital reserve to satisfy any liabilities or contingencies of the Partnership) to the partners in accordance with the terms of the Partnership Agreement. Due to the nature of certain remaining investments of the Partnership, the General Partner is not able to predict with any degree of certainty the timing of sales, the proceeds that will be received or the cash amounts that may ultimately be available for distribution by the Partnership except as otherwise disclosed herein. It is not expected that the Partnership's eventual total distributions will equal the partners' initial investment. The General Partner estimates that the final liquidation of the remaining investments will occur by December 31, 1997, however, due to the nature of the remaining investments, liquidation may take longer.

   During the three months ended March 31, 1997, the Partnership reflected an increase of $1,444,000 in the estimated net liquidation values of its assets and liabilities. Approximately $1,282,000 of the increase is attributed to the valuation as of March 31, 1997 of the Partnership's remaining investments in Ecogen and Navigation Technologies which were previously carried at cost as further discussed below. The remainder of the increase is principally attributed to market fluctuations in the Partnership's remaining investments in equity securities as well as interest earned on the Partnership's cash and cash equivalents. No significant adjustments to previously recorded liability amounts were required.

   As of March 31, 1997, the Partnership had investments in equity securities with an estimated net realizable value of approximately $2,224,000, of which approximately $1,075,000 has been realized from sales of these securities in April 1997 as discussed below. Certain of the Partnership's remaining investments are in development stage companies which are more speculative and higher in risk than other equity investments. The realization of the estimated net realizable value of these remaining equity securities is further impacted by certain sale restrictions and market volume capacity. The Partnership also holds royalty positions whose values are not readily determinable and, as such, these assets are carried at zero. As discussed in the Statement, the amount to be distributed by the Partnership in future quarters will be based on the extent to which the value of its remaining equity securities can be realized, the sale proceeds or revenue stream from royalties, and, to a lesser extent, interest income.

   Pursuant to an agreement dated as of March 31, 1997 between the Partnership and Ecogen, the Partnership assigned to Ecogen its right, title and interest in and to certain technologies, products and property licensed to Ecogen and agreed to terminate all license agreements with Ecogen in exchange for 136,000 shares of Ecogen common stock. Ecogen agreed to register such shares of common stock with the Securities and Exchange Commission by May 15, 1997, which will allow the Partnership to sell such shares after the Commission has declared the registration statement effective. No further royalty payments will be received by the Partnership from Ecogen as a result of this agreement.

   In February 1997, the Partnership sold its remaining 942,045 shares of Biocompatibles International plc common stock for approximately $18,557,000 representing the liquidation of the most significant remaining asset of the Partnership.

   During the first quarter of 1997, the Partnership sold 6,500 shares of Ecogen common stock and 167,500 shares of Synbiotics Corporation common stock for approximately $25,000 and $655,000, respectively.

   In February 1997, the Partnership made distributions of $16,666,667 and $4,444,444 of which $15,000,000 ($150 per unit) and $4,000,000 ($40 per unit), respectively, were paid to the limited partners and the remainder to the General Partner.

   During April 1997, the Partnership sold all of its remaining shares of Navigation Technologies common stock, 11,500 shares of Ecogen common stock, 41,000 shares of Silicon Valley Research, Inc. common stock, and 55,000 shares of Synbiotics Corporation common stock for approximately $800,000, $34,000, $46,000, and $195,000, respectively. The March 31, 1997 carrying amounts of these investments reflect the net amounts realized from these sales.

Results of Operations

   The Partnership adopted the liquidation basis of accounting as of December 31, 1996 in accordance with generally accepted accounting principles and no longer reports results of operations. As such, there is no management's discussion comparing the corresponding 1997 and 1996 periods.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note E to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Thomas F. Lynch, III ceased to serve as Chief Executive Officer, Chairman of the Board of Directors and Director of R&D Funding Corp effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected Chief Executive Officer, Chairman of the Board of Directors and Director of R&D Funding Corp.

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

           Financial Data Schedule (filed herewith)

           b. Reports on Form 8-K--

              Registrant's Current Report on Form 8-K dated February 7, 1997, as filed with the Securities and Exchange Commission on February 24, 1997, relating to Item 2 regarding the sale of Registrant's remaining 942,045 shares of Biocompatibles International plc common stock.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PruTech Research and Development Partnership II

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Michael S. Hasley                    Date: May 14, 1997
     ----------------------------------------
     Michael S. Hasley
     President for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant