Form 10-Q
period 1997-06-30
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP II
filed 1997-08-14
CIK 774560

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

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
                          (in process of liquidation)
                                  (unaudited)

                                                                        June 30,        December 31,
                                                                          1997              1996
-----------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $ 3,432,426       $ 4,718,876
Investments in equity securities                                           625,542        20,078,870
                                                                      -------------     -------------
Total assets                                                             4,057,968        24,797,746
                                                                      -------------     -------------
Liabilities
Estimated liquidation costs                                              1,071,338         1,593,996
Accrued expenses and other liabilities                                       6,257           101,801
Accrued management fee                                                          --           500,000
                                                                      -------------     -------------
Total liabilities                                                        1,077,595         2,195,797
                                                                      -------------     -------------
Contingencies
Net assets in liquidation                                              $ 2,980,373       $22,601,949
                                                                      -------------     -------------
                                                                      -------------     -------------

Net assets in liquidation
Limited partners (100,000 units issued and outstanding)                $ 2,613,835       $20,273,254
General partner                                                            366,538         2,328,695
                                                                      -------------     -------------
Total net assets in liquidation                                        $ 2,980,373       $22,601,949
                                                                      -------------     -------------
                                                                      -------------     -------------
-----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (unaudited)

                                                              LIMITED        GENERAL
                                                              PARTNERS       PARTNER        TOTAL
-----------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1996                $ 20,273,254   $ 2,328,695   $ 22,601,949
Changes in estimated liquidation values of assets and
  liabilities                                                  1,340,581       148,954      1,489,535
Distributions                                                (19,000,000)   (2,111,111)   (21,111,111)
                                                            ------------   -----------   ------------
Net assets in liquidation--June 30, 1997                    $  2,613,835   $   366,538   $  2,980,373
                                                            ------------   -----------   ------------
                                                            ------------   -----------   ------------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                             (going concern basis)
                                  (unaudited)

                                                             Six Months Ended      Three Months Ended
                                                               June 30, 1996          June 30, 1996
------------------------------------------------------------------------------------------------------
REVENUES
Termination of royalty rights                                   $ 3,472,000                     --
Gain on sale of investments in equity securities                    814,818                  6,768
Royalty income                                                      289,415                105,000
Interest and other income                                           504,172                352,852
                                                             -----------------     -------------------
                                                                  5,080,405                464,620
                                                             -----------------     -------------------
EXPENSES
Management fee                                                    1,000,000                500,000
General and administrative                                          177,812                101,530
                                                             -----------------     -------------------
                                                                  1,177,812                601,530
                                                             -----------------     -------------------
Net income (loss)                                               $ 3,902,593            $  (136,910)
                                                             -----------------     -------------------
                                                             -----------------     -------------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                $ 3,512,334            $  (123,219)
                                                             -----------------     -------------------
                                                             -----------------     -------------------
General partner                                                 $   390,259            $   (13,691)
                                                             -----------------     -------------------
                                                             -----------------     -------------------
Net income (loss) per limited partnership unit                  $     35.12            $     (1.23)
                                                             -----------------     -------------------
                                                             -----------------     -------------------
------------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                            STATEMENT OF CASH FLOWS
                                Six Months Ended
                                 June 30, 1996
                             (going concern basis)
                                  (unaudited)

---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Royalty income received                                                              $   331,975
Interest and other income received                                                       504,755
General and administrative expenses paid                                                 (86,861)
Evaluation and monitoring expenses paid                                                  (18,314)
Management fee paid                                                                   (1,000,000)
Cash received from affiliate                                                             462,586
                                                                                  -----------------
Net cash provided by operating activities                                                194,141
                                                                                  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the termination of royalty rights                                        3,472,000
Proceeds from the sale of investments in equity securities                             1,171,652
Collection of note receivable                                                             19,031
Purchase of U.S. Treasury bills held in escrow                                        (1,991,217)
Redemption of U.S. Treasury bills held in escrow                                       2,256,647
                                                                                  -----------------
Net cash provided by investing activities                                              4,928,113
                                                                                  -----------------
CASH FLOWS FROM FINANCING ACTIVITY
Distribution paid                                                                     (4,444,444)
                                                                                  -----------------
Net increase in cash and cash equivalents                                                677,810
Cash and cash equivalents at beginning of period                                       2,936,616
                                                                                  -----------------
Cash and cash equivalents at end of period                                           $ 3,614,426
                                                                                  -----------------
                                                                                  -----------------
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                           $ 3,902,593
                                                                                  -----------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Gain on sale of investments in equity securities                                        (814,818)
Termination of royalty rights                                                         (3,472,000)
Changes in:
  Due from affiliate                                                                     462,586
  Royalties receivable                                                                    42,560
  Interest receivable                                                                        583
  Accrued expenses and other liabilities                                                  72,637
                                                                                  -----------------
Total adjustments                                                                     (3,708,452)
                                                                                  -----------------
Net cash provided by operating activities                                            $   194,141
                                                                                  -----------------
                                                                                  -----------------
---------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Received 17,360 shares of Optical Specialties, Inc. common stock for granting an extension of its term loan.
Ecogen Inc. completed a 1:5 reverse stock split which resulted in the receipt of 102,165 shares of common stock in exchange for 510,827 shares of common stock.
Silicon Valley Research, Inc. completed a 1:2 reverse stock split which resulted in the receipt of
  146,806 shares of common stock in exchange for 293,612 shares of common stock.
---------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of this statement

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the financial statements of PruTech Research and Development Partnership II (the 'Partnership') as of June 30, 1997, subject to the effects of any further liquidation accounting adjustments that would have been required had the realizable values of certain assets been known when the Partnership first adopted the liquidation basis of accounting. (See discussion below.)

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

   Accruals totaling approximately $1,594,000 were recorded as of December 31, 1996 for the estimated costs of liquidating the Partnership which include, but are not limited to, costs of selling or otherwise disposing of the Partnership's remaining investments and general and administrative costs through the estimated conclusion of liquidation. The General Partner estimates that the final liquidation of the Partnership's remaining investments will occur by December 31, 1997.

   During the six months ended June 30, 1997, the Partnership reflected an increase of $1,490,000 in the estimated net liquidation values of its assets and liabilities, of which $46,000 was recorded during the second quarter. Approximately $1,282,000 of the increase was attributed to the March 31, 1997 valuation of certain of the Partnership's remaining investments which were previously carried at cost (see Notes B and C for additional discussion). The remainder of the increase was principally attributed to market fluctuations in the Partnership's remaining investments in equity securities, interest earned on the Partnership's cash and cash equivalents and royalty income received. No significant adjustments to previously recorded liability amounts were required.

B. Royalties

   Pursuant to an agreement dated as of March 31, 1997 between the Partnership and Ecogen Inc. ('Ecogen'), the Partnership assigned to Ecogen its right, title and interest in and to certain technologies, products and property licensed to Ecogen and agreed to terminate all license agreements with Ecogen (the 'Ecogen Rights') in exchange for 136,000 shares of Ecogen common stock with an estimated net realizable value of $484,000 as of the date of the agreement. Prior to this agreement, the Ecogen Rights were carried at zero. The Partnership was restricted from selling such shares until the Securities and Exchange Commission declared the registration of the shares effective on August 11, 1997. No further royalty payments will be received by the Partnership from Ecogen as a result of this agreement.

C. Investments in Equity Securities

   Investments in equity securities include the following:

                                                                      June 30, 1997                       December 31, 1996
                                                              -----------------------------         -----------------------------
                                                                               Estimated                             Estimated
                                                                             net realizable                        net realizable
                                                               Shares            value               Shares            value
---------------------------------------------------------------------------------------------------------------------------------
Ecogen Inc.--Common Stock                                       136,000        $  476,000             102,165       $     264,352
Synbiotics Corporation--Common Stock                             16,603            69,037             293,003           1,042,291
Silicon Valley Research, Inc.--Common Stock                       7,614             7,138              84,614             169,229
Optical Specialties, Inc.--Common Stock*                        274,628                --             291,988                  --
Optical Specialties, Inc.--Preferred Stock*                     144,666            43,400             144,666              43,400
Biocompatibles International plc--Common Stock                       --                --             942,045          18,557,380
Navigation Technologies
  Corporation--Common Stock**                                        --                --           2,284,541               2,218
Texas Biotechnology Corporation--
  Directors' Options**                                            7,980            29,967               7,980                  --
                                                                             --------------                        --------------
                                                                               $  625,542                           $  20,078,870
                                                                             --------------                        --------------
                                                                             --------------                        --------------

 * Position carried at cost as of June 30, 1997 and December 31, 1996. ** Position carried at cost as of December 31, 1996.

   As more fully discussed in Note F, the Partnership has realized approximately $106,000 of the June 30, 1997 $625,542 value from the sale of securities during the third quarter through August 8, 1997. The remaining amount of approximately $520,000 reflects the June 30, 1997 prices for securities which are marketable and, as of August 8, 1997, fluctuations in share prices from the June 30, 1997 prices did not have a significant impact on the estimated net realizable values of the Partnership's assets. However, there is no assurance that the Partnership will receive these amounts in the eventual sale of these securities.

Ecogen Inc.

   During the first quarter of 1997, the Partnership sold 6,500 shares of Ecogen common stock for approximately $25,000. The December 31, 1996 carrying amount for Ecogen common stock reflected the net amount realized on these sales. Additionally, pursuant to an agreement which closed March 31, 1997, the Partnership received 136,000 shares of Ecogen common stock, as more fully discussed in Note B. During the second quarter of 1997, the Partnership sold 95,665 shares of Ecogen common stock for approximately $300,000.

Synbiotics Corporation

   During the first quarter of 1997, the Partnership sold 167,500 shares of Synbiotics Corporation common stock for approximately $655,000. The December 31, 1996 carrying amount for Synbiotics Corporation common stock reflected the net amount of approximately $594,000 realized on the sales of 152,500 of such shares through March 14, 1997. During the second quarter of 1997, the Partnership sold 108,900 shares of Synbiotics Corporation common stock for approximately $396,000 and, subsequent to June 30, 1997, the Partnership sold its remaining 16,603 shares for approximately $69,000 as discussed in Note F.

Silicon Valley Research, Inc.

   During the second quarter of 1997, the Partnership sold 77,000 shares of Silicon Valley Research, Inc. common stock for approximately $82,000. Subsequent to June 30, 1997, the Partnership sold its remaining 7,614 shares of Silicon Valley Research, Inc. for approximately $7,000 as discussed in Note F.

Optical Specialties, Inc.

   During June 1997, the Partnership sold 17,360 shares of Optical Specialties, Inc. common stock, which had been carried at a cost basis of zero, for $700.

Biocompatibles International plc

   On February 7, 1997, the Partnership sold its remaining 942,045 shares of Biocompatibles International plc common stock for approximately $18,557,000 representing the liquidation of the most significant remaining asset of the Partnership. The December 31, 1996 carrying amount of this investment reflected the net amount realized on this sale.

Navigation Technologies Corporation

   During April 1997, the Partnership sold its remaining 2,284,541 shares of Navigation Technologies Corporation ('Navigation Technologies') common stock, which had been carried at a cost basis of $2,218 at December 31, 1996, for approximately $800,000.

Texas Biotechnology Corporation

   During July 1997, the Partnership exercised its options to purchase 7,980 shares of Texas Biotechnology Corporation common stock which the Partnership sold during August for $46,000 as discussed in Note F.

D. Related Parties

   The General Partner and its affiliates perform certain services for the Partnership (for which they are reimbursed through the management fee) which include but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications and other administrative services. The Partnership also reimburses an affiliate of the General Partner for printing services. These costs and expenses were approximately $1,005,000 and $501,000 for the six and three months ended June 30, 1996.

   Additionally, in conjunction with the adoption of the liquidation basis of accounting, the Partnership recorded an accrual for the estimated future costs expected to be incurred to liquidate the Partnership. Included in these liquidation cost estimates as of December 31, 1996 are approximately $1,507,000 expected to be charged by the General Partner and its affiliates during the anticipated liquidation period. The actual charges will depend primarily upon the length of the time required to liquidate the Partnership and may differ from the amount accrued; however, no significant adjustment to such estimated costs has been made as of June 30, 1997.

   Prudential Securities Incorporated, an affiliate of the General Partner, owned 340 limited partnership units at June 30, 1997.

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

F. Subsequent Events

   During July 1997, the Partnership sold its remaining 16,603 shares of Synbiotics Corporation common stock for approximately $69,000. Also, during July 1997, the Partnership exercised its options to purchase 3,157 shares of Texas Biotechnology Corporation common stock at an exercise price of $1.38 per share and 4,823 shares at an exercise price of $2.40 per share for a total cost of approximately $16,000. On August 5, 1997, the Partnership sold all of its shares of Texas Biotechnology Corporation common stock for $46,000. Additionally, on August 5, 1997, the Partnership sold its remaining 7,614 shares of Silicon Valley Research, Inc. common stock for approximately $7,000. The June 30, 1997 carrying amount for these investments reflects the net amount realized from these sales.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   At June 30, 1997, the Partnership had cash and cash equivalents of approximately $3,432,000 which is approximately $1,286,000 less than the Partnership's cash balance at December 31, 1996. This decrease in cash was primarily due to distributions made in excess of proceeds from the sales of certain investments in equity securities as further discussed below, in addition to the payment of the fourth quarter 1996 and first quarter 1997 management fees.

   In September 1996, R&D Funding Corp (the 'General Partner') mailed to all limited partners a Consent Solicitation Statement (the 'Statement') asking for their written consent to approve a plan of dissolution and liquidation of the Partnership (the 'Plan'), as more fully described in the Statement. Holders of 68.4% of the limited partnership units approved the Plan on October 30, 1996 and accordingly, the Plan has been adopted. In accordance with the terms of the Plan, the General Partner is proceeding to sell or otherwise dispose of the Partnership's remaining investments and distribute the resulting proceeds (reduced by a working capital reserve to satisfy any liabilities or contingencies of the Partnership) to the partners in accordance with the terms of the Partnership Agreement. Due to the nature of certain remaining investments of the Partnership, the General Partner is not able to predict with any degree of certainty the timing of sales, the proceeds that will be received or the cash amounts that may ultimately be available for distribution by the Partnership except as otherwise disclosed herein. It is not expected that the Partnership's eventual total distributions will equal the partners' initial investment. The General Partner estimates that the final liquidation of the remaining investments will occur by December 31, 1997.

   During the six months ended June 30, 1997, the Partnership reflected an increase of $1,490,000 in the estimated net liquidation values of its assets and liabilities, of which $46,000 was recorded during the second quarter. Approximately $1,282,000 of the increase was attributed to the March 31, 1997 valuation of the Partnership's remaining investments in Ecogen and Navigation Technologies which were previously carried at cost as further discussed below. The remainder of the increase was principally attributed to market fluctuations in the Partnership's remaining investments in equity securities, interest earned on the Partnership's cash and cash equivalents and royalty income received. No significant adjustments to previously recorded liability amounts were required.

   As of June 30, 1997, the Partnership had investments in equity securities with an estimated net realizable value of approximately $626,000, of which approximately $106,000 has been realized from the sale of securities in the third quarter through August 8, 1997 as discussed below. Certain of the Partnership's remaining investments are in development stage companies which are more speculative and higher in risk than other equity investments. The realization of the estimated net realizable value of these remaining equity securities is further impacted by certain sale restrictions and market volume capacity. The Partnership also holds royalty positions whose values are not readily determinable and, as such, these assets are carried at zero. As discussed in the Statement, the amount to be distributed by the Partnership in future quarters will be based on the extent to which the value of its remaining equity securities can be realized, the sale proceeds or revenue stream from royalties, and, to a lesser extent, interest income.

   Pursuant to an agreement dated as of March 31, 1997 between the Partnership and Ecogen Inc. ('Ecogen'), the Partnership assigned to Ecogen its right, title and interest in and to certain technologies, products and property licensed to Ecogen and agreed to terminate all license agreements with Ecogen (the 'Ecogen Rights') in exchange for 136,000 shares of Ecogen common stock with an estimated net realizable value of $484,000 as of the date of the agreement. Prior to this agreement, the Ecogen Rights were carried at zero. The Partnership was restricted from selling such shares until the Securities and Exchange Commission declared the registration of the shares effective on August 11, 1997. No further royalty payments will be received by the Partnership from Ecogen as a result of this agreement.

   In February 1997, the Partnership sold its remaining 942,045 share of Biocompatibles International plc common stock for approximately $18,557,000 representing the liquidation of the most significant remaining asset of the Partnership.

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

   During the second quarter of 1997, the Partnership sold its remaining shares of Navigation Technologies common stock, 95,665 shares of Ecogen common stock, 108,900 shares of Synbiotics Corporation common stock, 77,000 shares of Silicon Valley Research, Inc. common stock, and 17,360 shares of Optical Specialties, Inc. common stock for approximately $800,000, $300,000, $396,000, $82,000 and
$700, respectively.

   During July 1997, the Partnership sold its remaining 16,603 shares of Synbiotics Corporation common stock for approximately $69,000. Also, during July 1997, the Partnership exercised its options to purchase 3,157 shares of Texas Biotechnology Corporation common stock at an exercise price of $1.38 per share and 4,823 shares at an exercise price of $2.40 per share for a total cost of approximately $16,000. On August 5, 1997, the Partnership sold all of its shares of Texas Biotechnology Corporation common stock for $46,000. Additionally, on August 5, 1997, the Partnership sold its remaining 7,614 shares of Silicon Valley Research, Inc. common stock for approximately $7,000. The June 30, 1997 carrying amount for these investments reflects the net amount realized from these sales.

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

PruTech Research and Development Partnership II

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Michael S. Hasley                    Date: August 14, 1997
     ----------------------------------------
     Michael S. Hasley
     President for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant