Form 10-Q
period 1997-09-30
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP II
filed 1997-11-14
CIK 774560

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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
                          (in process of liquidation)
                                  (unaudited)

                                                                      September 30,     December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $ 3,381,048      $ 4,718,876
Investments in equity securities                                           141,875       20,078,870
                                                                      -------------     ------------
Total assets                                                             3,522,923       24,797,746
                                                                      -------------     ------------
Liabilities
Estimated liquidation costs                                                348,094        1,593,996
Accrued expenses and other liabilities                                     --               101,801
Accrued management fee                                                     --               500,000
                                                                      -------------     ------------
Total liabilities                                                          348,094        2,195,797
                                                                      -------------     ------------
Contingencies
Net assets in liquidation                                              $ 3,174,829      $22,601,949
                                                                      -------------     ------------
                                                                      -------------     ------------

Net assets in liquidation
Limited partners (100,000 units issued and outstanding)                $ 2,788,846      $20,273,254
General partner                                                            385,983        2,328,695
                                                                      -------------     ------------
Total net assets in liquidation                                        $ 3,174,829      $22,601,949
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (unaudited)

                                                              LIMITED        GENERAL
                                                              PARTNERS       PARTNER        TOTAL
-----------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1996                $ 20,273,254   $ 2,328,695   $ 22,601,949
Changes in estimated liquidation values of assets and
  liabilities                                                  1,515,592       168,399      1,683,991
Distributions                                                (19,000,000)   (2,111,111)   (21,111,111)
                                                            ------------   -----------   ------------
Net assets in liquidation--September 30, 1997               $  2,788,846   $   385,983   $  3,174,829
                                                            ------------   -----------   ------------
                                                            ------------   -----------   ------------
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

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                             (going concern basis)
                                  (unaudited)

                                                               Nine Months            Three Months
                                                                  Ended                   Ended
                                                            September 30, 1996     September 30, 1996
------------------------------------------------------------------------------------------------------
REVENUES
Termination of royalty rights                                   $3,472,000              $      --
Gain on sale of investment in equity securities                    915,947                101,129
Royalty income                                                     299,070                  9,655
Interest and other income                                          567,682                 63,510
                                                            ------------------     -------------------
                                                                 5,254,699                174,294
                                                            ------------------     -------------------
EXPENSES
Management fee                                                   1,500,000                500,000
General and administrative                                         343,278                165,466
                                                            ------------------     -------------------
                                                                 1,843,278                665,466
                                                            ------------------     -------------------
Net income (loss)                                               $3,411,421              $(491,172)
                                                            ------------------     -------------------
                                                            ------------------     -------------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                $3,070,279              $(442,055)
                                                            ------------------     -------------------
                                                            ------------------     -------------------
General partner                                                 $  341,142              $ (49,117)
                                                            ------------------     -------------------
                                                            ------------------     -------------------
Net income (loss) per limited partnership unit                  $    30.70              $   (4.42)
                                                            ------------------     -------------------
                                                            ------------------     -------------------
------------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                            STATEMENT OF CASH FLOWS
                               Nine Months Ended
                               September 30, 1996
                             (going concern basis)
                                  (unaudited)

---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Royalty income received                                                              $   441,630
Interest and other income received                                                       291,340
General and administrative expenses paid                                                (214,603)
Evaluation and monitoring expenses paid                                                  (27,781)
Management fee paid                                                                   (1,500,000)
Cash received from affiliate, net                                                        459,852
                                                                                  -----------------
Net cash used in operating activities                                                   (549,562)
                                                                                  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the termination of royalty rights                                        3,472,000
Proceeds from the sale of investment in equity securities                              1,362,874
Proceeds from the sale of stock and warrant rights                                       288,718
Collection of note receivable                                                             19,031
Purchase of U.S. Treasury bills held in escrow                                        (1,991,217)
Redemption of U.S. Treasury bills held in escrow                                       2,570,133
                                                                                  -----------------
Net cash provided by investing activities                                              5,721,539
                                                                                  -----------------
CASH FLOWS FROM FINANCING ACTIVITY
Distribution paid                                                                     (4,444,444)
                                                                                  -----------------
Net increase in cash and cash equivalents                                                727,533
Cash and cash equivalents at beginning of period                                       2,936,616
                                                                                  -----------------
Cash and cash equivalents at end of period                                           $ 3,664,149
                                                                                  -----------------
                                                                                  -----------------
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES
Net income                                                                           $ 3,411,421
                                                                                  -----------------
Adjustments to reconcile net income to net cash
  used in operating activities:
Gain on sale of investment in equity securities                                         (915,947)
Gain on sale of stock and warrant rights                                                (288,718)
Termination of royalty rights                                                         (3,472,000)
Changes in:
  Due from affiliate                                                                     459,852
  Royalties receivable                                                                   142,560
  Interest receivable                                                                     12,376
  Accrued expenses and other liabilities                                                 100,894
                                                                                  -----------------
Total adjustments                                                                     (3,960,983)
                                                                                  -----------------
Net cash used in operating activities                                                $  (549,562)
                                                                                  -----------------
                                                                                  -----------------
---------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Received 21,965 shares of Biocompatibles International plc ('Biocompatibles') common stock in July
  1996 as a result of Biocompatibles' achievement of certain financial targets in 1995.
Received 17,360 shares of Optical Specialties, Inc. common stock for granting an extension of its term loan.
Ecogen Inc. completed a 1:5 reverse stock split which resulted in the receipt of 102,165 shares of common stock in exchange for 510,827 shares of common stock.
Silicon Valley Research, Inc. completed a 1:2 reverse stock split which resulted in the receipt of
  146,806 shares of common stock in exchange for 293,612 shares of common stock.
---------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of this statement

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the financial statements of PruTech Research and Development Partnership II (the 'Partnership') as of September 30, 1997, subject to the effects of any further liquidation accounting adjustments that would have been required had the realizable values of certain assets been known when the Partnership first adopted the liquidation basis of accounting. (See discussion below.)

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

   As a result of the adoption of the Plan, the Partnership adopted the liquidation basis of accounting effective December 31, 1996, whereby assets are valued at their estimated net realizable values and liabilities stated at their estimated settlement amounts. However, due to the nature of certain of the Partnership's remaining investments, the General Partner is not able to predict with any degree of certainty the amounts which will be realized from these investments and therefore, such assets continue to be carried at cost or have been written off.

   Accruals totaling approximately $1,594,000 were recorded as of December 31, 1996 for the estimated costs of liquidating the Partnership which include, but are not limited to, costs of selling or otherwise disposing of the Partnership's remaining investments and general and administrative costs through the estimated conclusion of liquidation. The General Partner believes that the final liquidation of the Partnership will occur by December 31, 1997 subject to the liquidation of the Partnership's remaining investments and the settlement of liabilities and contingencies, certain of which have ongoing discussions; however, due to the nature of the remaining investments and contingencies to be resolved, liquidation may take longer.

   During the nine months ended September 30, 1997, the Partnership reflected an increase of $1,684,000 in the estimated net liquidation value of its assets and liabilities, of which $194,000 was recorded during the third quarter. Approximately $1,282,000 of the nine month increase was attributed to the March 31, 1997 valuation of certain of the Partnership's remaining investments which were previously carried at cost (see Notes B and C for additional discussion). The remainder of the increase was principally attributed to a reduction in the management fee (see Note D), market fluctuations in the Partnership's remaining investments in equity securities, interest earned on the Partnership's cash and cash equivalents and royalty income received.

B. Royalties

   Pursuant to an agreement dated as of March 31, 1997 between the Partnership and Ecogen Inc. ('Ecogen'), the Partnership assigned to Ecogen its right, title and interest in and to certain technologies, products and property licensed to Ecogen and agreed to terminate all license agreements with Ecogen (the 'Ecogen Rights') in exchange for 136,000 shares of Ecogen common stock with an estimated net realizable value of $484,000 as of the date of the agreement. Prior to this agreement, the Ecogen Rights were carried at zero. The Partnership was restricted from selling such shares until the Securities and Exchange Commission declared the registration of the shares effective on August 11, 1997. (The shares were subsequently sold as further discussed in Note C). No further royalty payments will be received by the Partnership from Ecogen as a result of this agreement.

C. Investments in Equity Securities

   Investments in equity securities include the following:

                                                                   September 30, 1997                     December 31, 1996
                                                              -----------------------------         -----------------------------
                                                                               Estimated                             Estimated
                                                                             net realizable                        net realizable
                                                               Shares            value               Shares            value
---------------------------------------------------------------------------------------------------------------------------------
Ecogen Inc.--Common Stock                                        32,100        $   91,531             102,165       $     264,352
Synbiotics Corporation--Common Stock                             12,586            50,344             293,003           1,042,291
Optical Specialties, Inc.--Common Stock*                        274,628                --             291,988                  --
Optical Specialties, Inc.--Preferred Stock**                    144,666                --             144,666              43,400
Biocompatibles International plc--Common Stock                       --                --             942,045          18,557,380
Navigation Technologies
  Corporation--Common Stock**                                        --                --           2,284,541               2,218
Silicon Valley Research, Inc.--Common Stock                          --                --              84,614             169,229
Texas Biotechnology Corporation--
  Directors' Options**                                               --                --               7,980                  --
                                                                             --------------                        --------------
                                                                               $  141,875                           $  20,078,870
                                                                             --------------                        --------------
                                                                             --------------                        --------------

 * Position carried at cost as of September 30, 1997 and December 31, 1996. ** Position carried at cost as of December 31, 1996.

   As more fully discussed in Note F, the Partnership has fully realized the September 30, 1997 $142,000 value from the sale of securities during the fourth quarter through November 7, 1997. The Partnership's remaining positions are carried at cost or have been determined to be permanently impaired (as further discussed below) as of September 30, 1997.

Ecogen Inc.

   During the first quarter of 1997, the Partnership sold 6,500 shares of Ecogen common stock for approximately $25,000. The December 31, 1996 carrying amount for Ecogen common stock reflected the net amount realized on these sales. Additionally, pursuant to an agreement which closed March 31, 1997, the Partnership received 136,000 shares of Ecogen common stock, as more fully discussed in Note B. During the second quarter of 1997, the Partnership sold 95,665 shares of Ecogen common stock for approximately $300,000. During the third quarter of 1997, the Partnership sold 103,900 shares of Ecogen common stock for approximately $349,000. Between October 1 and October 10, 1997, the Partnership sold its remaining 32,100 shares of Ecogen common stock for approximately $92,000 as discussed in Note F.

Synbiotics Corporation

   During the first quarter of 1997, the Partnership sold 167,500 shares of Synbiotics Corporation common stock for approximately $655,000. The December 31, 1996 carrying amount for Synbiotics Corporation common stock reflected the net amount of approximately $594,000 realized on the sales of 152,500 of such shares through March 14, 1997. During the second quarter of 1997, the Partnership sold 108,900 shares of Synbiotics Corporation common stock for approximately $396,000. During the third quarter of 1997, the Partnership exercised its options to purchase 21,266 shares of Synbiotics Corporation common stock at exercise prices ranging from $2.63 to $2.94 for a total cost of $59,000. Also during the third quarter, the Partnership sold 25,283 shares of Synbiotics Corporation common stock for approximately $104,000.

Between October 1 and October 10, 1997, the Partnership sold its remaining 12,586 shares of Synbiotics Corporation common stock for approximately $50,000 as discussed in Note F.

Silicon Valley Research, Inc.

   During the second quarter of 1997, the Partnership sold 77,000 shares of Silicon Valley Research, Inc. common stock for approximately $82,000. During the third quarter of 1997, the Partnership sold its remaining 7,614 shares of Silicon Valley Research, Inc. for approximately $7,000.

Optical Specialties, Inc.

   During June 1997, the Partnership sold 17,360 shares of Optical Specialties, Inc. common stock, which had been carried at a cost basis of zero, for $700. At September 30, 1997, the General Partner determined that the Partnership's investment in Optical Specialties, Inc. preferred stock was permanently impaired in value and therefore its $43,000 carrying value was written off.

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

Texas Biotechnology Corporation

   During July 1997, the Partnership exercised its options to purchase 7,980 shares of Texas Biotechnology Corporation common stock at exercise prices ranging from $1.38 to $2.40 for a total cost of $16,000. On August 5, 1997, the Partnership sold these shares of Texas Biotechnology Corporation common stock for $46,000.

D. Related Parties

   The General Partner and its affiliates perform certain services for the Partnership (for which they are reimbursed through the management fee) which include but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications and other administrative services. The Partnership also reimburses an affiliate of the General Partner for printing services. These costs and expenses were approximately $1,505,000 and $503,000 for the nine and three months ended September 30, 1996.

   Additionally, in conjunction with the adoption of the liquidation basis of accounting, the Partnership recorded an accrual for the estimated future costs expected to be incurred to liquidate the Partnership. Included in these liquidation cost estimates as of December 31, 1996 are approximately $1,507,000 which were expected to be charged by the General Partner and its affiliates during the anticipated liquidation period. Effective July 1, 1997, the General Partner reduced its management fee to $125,000 per quarter which results in an anticipated cost reduction from the December 31, 1996 estimate of $250,000. The actual charges will depend primarily upon the length of the time required to liquidate the Partnership and may differ from the amount accrued.

   Prudential Securities Incorporated, an affiliate of the General Partner, owned 340 limited partnership units at September 30, 1997.

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

E. Contingencies

   On April 15, 1994 a multiparty petition captioned Mack et al. v. Prudential Securities Incorporated et al. (Cause No. 94-17695) was filed in the 80th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partner, Prudential Securities Incorporated, The Prudential Insurance Company of America and a number of other defendants. The petition alleges common law fraud, fraud in the inducement and negligent misrepresentation in connection with the offering of the Partnership; negligence and breach of fiduciary duty in connection with the operation of the Partnership; civil conspiracy; and violations of the federal Securities Act of 1933 (sections 11 and 12), as amended, and of the Texas Securities and Deceptive Trade Practices statutes. The suit seeks, among other things, compensatory and punitive damages, costs and attorneys' fees.

   The General Partner, Prudential Securities Incorporated and the Partnership believe they have meritorious defenses to the complaint and are vigorously defending themselves against this action. The claims of most plaintiffs have been settled or dismissed. It is currently expected that the remaining claims will be resolved shortly. The Partnership has not contributed to any settlement or paid any costs of the litigation, nor is it anticipated that it will. Additionally, the General Partner believes that the litigation discussed above will not have an adverse impact on its ability to liquidate the Partnership in accordance with the Plan and in the time frame currently contemplated by the General Partner.

F. Subsequent Events

   During October 1997, the Partnership sold its remaining 32,100 shares of Ecogen Inc. common stock for approximately $92,000. Also, during October 1997, the Partnership sold its remaining 12,586 shares of Synbiotics Corporation common stock for approximately $50,000. The September 30, 1997 carrying amount for these investments reflects the net amount realized from these sales.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   At September 30, 1997, the Partnership had cash and cash equivalents of approximately $3,381,000 which is approximately $1,338,000 less than the Partnership's cash balance at December 31, 1996. This decrease in cash was primarily due to distributions made in excess of proceeds from the sales of certain investments in equity securities as further discussed below, in addition to the payment of management fees.

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

   In accordance with the terms of the Plan, the General Partner is proceeding to sell or otherwise dispose of the Partnership's remaining investments and distribute the resulting proceeds (reduced by a working capital reserve to satisfy any liabilities or contingencies of the Partnership) to the partners in accordance with the terms of the Partnership Agreement. As of September 30, 1997, the Partnership had investments in equity securities with an estimated net realizable value of approximately $142,000, which has been fully realized from the sale of securities in the fourth quarter through November 7, 1997 as discussed below. The Partnership's remaining positions are carried at cost or have been determined to be permanently impaired (as further discussed below) as of September 30, 1997 and, as a result, the carrying value of these remaining positions as of September 30, 1997 is zero. The Partnership also holds royalty positions and technologies which have little or no value and such assets are carried at zero. The General Partner believes that the final distribution and liquidation of the Partnership will occur by December 31, 1997 subject to the liquidation of the Partnership's remaining investments and the settlement of liabilities and contingencies, certain of which have ongoing discussions; however, due to the nature of the remaining investments and contingencies to be resolved, liquidation may take longer. It is not expected that the Partnership's eventual total distributions will equal the partners' initial investment.

   During the nine months ended September 30, 1997, the Partnership reflected an increase of $1,684,000 in the estimated net liquidation values of its assets and liabilities, of which $194,000 was recorded during the third quarter. Approximately $1,282,000 of the nine month increase was attributed to the March 31, 1997 valuation of the Partnership's remaining investments in Ecogen and Navigation Technologies which were previously carried at cost as further discussed below. The remainder of the increase was principally attributed to a reduction in the management fee to $125,000 per quarter (as more fully discussed in Note D to the accompanying financial statements), market fluctuations in the Partnership's remaining investments in equity securities, interest earned on the Partnership's cash and cash equivalents and royalty income received.

   Pursuant to an agreement dated as of March 31, 1997 between the Partnership and Ecogen Inc. ('Ecogen'), the Partnership assigned to Ecogen its right, title and interest in and to certain technologies, products and property licensed to Ecogen and agreed to terminate all license agreements with Ecogen (the 'Ecogen Rights') in exchange for 136,000 shares of Ecogen common stock with an estimated net realizable value of $484,000 as of the date of the agreement. Prior to this agreement, the Ecogen Rights were carried at zero. The Partnership was restricted from selling such shares until the Securities and Exchange Commission declared the registration of the shares effective on August 11, 1997. The Partnership sold these shares as discussed below. No further royalty payments will be received by the Partnership from Ecogen as a result of this agreement.

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

   During the third quarter of 1997, the Partnership exercised its options to purchase 21,266 shares of Synbiotics Corporation common stock for a total cost of $59,000. Also, during the third quarter, the Partnership sold 103,900 shares of Ecogen common stock, 25,283 shares of Synbiotics Corporation common stock, 7,614 shares of Silicon Valley Research, Inc. common stock, and 7,980 shares of Texas Biotechnology Corporation common stock for approximately $349,000, $104,000, $7,000, and $46,000, respectively.

   At September 30, 1997, the General Partner determined that the Partnership's investment in Optical Specialties, Inc. preferred stock was permanently impaired in value and therefore its $43,000 carrying value was written off.

   Between October 1 and October 10, 1997, the Partnership sold its remaining 32,100 shares of Ecogen common stock and its remaining 12,586 shares of Synbiotics Corporation common stock for approximately $92,000 and $50,000, respectively. The September 30, 1997 carrying amount for these investments reflects the net amount realized from these sales.

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

           Financial Data Schedule (filed herewith)

        b. Reports on Form 8-K

           No reports on Form 8-K were filed during the period covered by this report, however, a report on Form 8-K dated October 9, 1997 was filed with the Securities and Exchange Commission on October 29, 1997, relating to Item 2 and the sale of Registrant's remaining 136,000 shares of Ecogen Inc. common stock.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PruTech Research and Development Partnership II

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Michael S. Hasley                    Date: November 14, 1997
     ----------------------------------------
     Michael S. Hasley
     President for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant