Form 10-Q
period 1998-03-31
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP II
filed 1998-05-15
CIK 774560

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Registrant's telephone number, including area code (212) 214-3500

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
                          (in process of liquidation)
                                  (unaudited)

                                                                        March 31,       December 31,
                                                                          1998              1997
-----------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $ 3,348,629       $ 3,452,809
Royalties receivable                                                       144,088           --
                                                                      -------------     -------------
Total assets                                                             3,492,717         3,452,809
                                                                      -------------     -------------
Liabilities
Estimated liquidation costs                                                748,057           873,549
                                                                      -------------     -------------
Contingencies
Net assets in liquidation                                              $ 2,744,660       $ 2,579,260
                                                                      -------------     -------------
                                                                      -------------     -------------

Net assets in liquidation
Limited partners (100,000 units issued and outstanding)                $ 2,401,694       $ 2,252,834
General partner                                                            342,966           326,426
                                                                      -------------     -------------
Total net assets in liquidation                                        $ 2,744,660       $ 2,579,260
                                                                      -------------     -------------
                                                                      -------------     -------------
-----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (unaudited)

                                                                  LIMITED     GENERAL
                                                                  PARTNERS    PARTNER      TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1997                     $2,252,834   $326,426   $2,579,260
Changes in estimated liquidation values of assets and
  liabilities                                                       148,860     16,540      165,400
                                                                 ----------   --------   ----------
Net assets in liquidation--March 31, 1998                        $2,401,694   $342,966   $2,744,660
                                                                 ----------   --------   ----------
                                                                 ----------   --------   ----------

-------------------------------------------------------------------------------
          The accompanying notes are an integral part of these statements.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the financial statements of PruTech Research and Development Partnership II (the 'Partnership') as of March 31, 1998, subject to the effects of any further liquidation accounting adjustments that would have been required had the realizable values of certain assets and the settlement amounts of certain liabilities been known when the Partnership first adopted the liquidation basis of accounting. (See discussion below.)

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

   In accordance with the terms of the plan of dissolution and liquidation of the Partnership (the 'Plan'), R&D Funding Corp (the 'General Partner') has sold or otherwise disposed of substantially all of the Partnership's remaining investments of value. The Partnership has a few remaining assets (which are estimated to have little or no value), and outstanding and potential liabilities and contingencies which must be resolved before the final liquidation of the Partnership. The General Partner anticipates that the final liquidation of the Partnership will occur by December 31, 1998 subject to the resolution of the Partnership's remaining liabilities and contingencies, certain of which are involved in ongoing discussions; however, due to the nature of the remaining contingencies to be resolved, liquidation may take longer.

   Upon liquidation, the General Partner intends to distribute the assets of the Partnership (reduced by a reserve to satisfy any liabilities or contingencies of the Partnership) to the partners by making a single, final distribution in accordance with the terms of the Agreement of Limited Partnership, as amended. It is expected that the Partnership's eventual total distributions will not equal the partners' initial investment.

   As a result of the adoption of the Plan, the Partnership adopted the liquidation basis of accounting effective December 31, 1996, whereby assets are valued at their estimated net realizable values and liabilities stated at their estimated settlement amounts. As of March 31, 1998, the Partnership's estimated liquidation costs were $748,000. These costs include, but are not limited to, costs of selling or otherwise disposing of the Partnership's remaining investments and general and administrative costs through the estimated conclusion of liquidation. During the three months ended March 31, 1998, the Partnership reflected an increase of $165,000 in the estimated net liquidation value of its assets and liabilities due to the sale of certain royalty rights with Optical Specialties, Inc. (see Note B) and to interest earned on the Partnership's cash and cash equivalents.

B. Royalties

   In March 1998, the Partnership reached an agreement to sell to Nanometrics Incorporated ('Nanometrics') its right, title and interest in and to certain technologies which had been licensed to Optical Specialties, Inc. (hereinafter referred to as the 'Metra Technologies') in exchange for approximately $144,000 which was received in April 1998. Prior to this agreement, the Metra Technologies had a carrying value of zero on the Partnership's financial statements. No further royalty payments will be received by the Partnership for Metra Technologies as a result of this agreement. At March 31, 1998, the Partnership continues to retain certain royalty rights for other technologies licensed to Optical Specialties, Inc., which have a carrying value of zero.

C. Investments in Equity Securities

   At March 31, 1998 and December 31, 1997, the Partnership's remaining investments in equity securities consist of 274,628 shares of Optical Specialties, Inc. common stock and 144,666 shares of its preferred stock. The carrying value of these remaining positions as of March 31, 1998 and December 31, 1997 is zero.

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

   In conjunction with the adoption of the liquidation basis of accounting (see Note A), the estimated costs expected to be incurred through the complete liquidation of the Partnership are reflected in the Statements of Net Assets. Included within these estimated liquidation costs as of March 31, 1998 and December 31, 1997 are approximately $516,000 and $644,000 expected to be charged by the General Partner and its affiliates during the remaining anticipated liquidation period. The actual charges will depend primarily upon the length of the time required to liquidate the Partnership and may differ from the amount accrued. During the three months ended March 31, 1998, the Partnership paid management fees of $125,000.

   Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, owned 340 limited partnership units at March 31, 1998.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of the General Partner, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   The Partnership engaged in research and development co-investment projects with PruTech Research and Development Partnership which was dissolved and liquidated in December 1996, PruTech Research and Development Partnership III, and PruTech Project Development Partnership (collectively, the 'PruTech R&D Partnerships'), for which R&D Funding Corp serves as the general partner. The allocation of the co-investment projects' profits or losses among the PruTech R&D Partnerships is consistent with the costs incurred to fund the research and development projects.

E. Contingencies

   On April 15, 1994 a multiparty petition captioned Mack et al. v. Prudential Securities Incorporated et al. (Cause No. 94-17695) was filed in the 80th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partner, PSI, The Prudential Insurance Company of America and a number of other defendants. The petition alleges common law fraud, fraud in the inducement and negligent misrepresentation in connection with the offering of the Partnership; negligence and breach of fiduciary duty in connection with the operation of the Partnership; civil conspiracy; and violations of the federal Securities Act of 1933 (sections 11 and 12), as amended, and of the Texas Securities and Deceptive Trade Practices statutes. The suit seeks, among other things, compensatory and punitive damages, costs and attorneys' fees.

   The General Partner, PSI and the Partnership believe they have meritorious defenses to the complaint and are vigorously defending themselves against this action. The claims of most plaintiffs have been settled or dismissed. It is currently expected that the remaining claims will be resolved shortly. The Partnership has not contributed to any settlement or paid any costs of the litigation, nor is it anticipated that it will. Additionally, the General Partner believes that the litigation discussed above will not have an adverse impact on its ability to liquidate the Partnership in accordance with the Plan and in the time frame currently contemplated by the General Partner.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   At March 31, 1998, the Partnership had cash and cash equivalents of approximately $3,349,000 which is approximately $104,000 less than the Partnership's cash balance at December 31, 1997. This decrease in cash was primarily due to the payment of the fourth quarter 1997 management fee which was offset, in part, by interest received on the Partnership's cash and cash equivalents.

   In September 1996, R&D Funding Corp (the 'General Partner') mailed to all limited partners a Consent Solicitation Statement (the 'Statement') asking for their written consent to approve a plan of dissolution and liquidation of the Partnership (the 'Plan'), as more fully described in the Statement. Holders of 68.4% of the limited partnership units approved the Plan on October 30, 1996 and accordingly, the Plan was adopted.

   In accordance with the terms of the Plan, the General Partner has sold or otherwise disposed of substantially all of the Partnership's remaining investments of value (including the sale of certain royalty rights which had been licensed to Optical Specialties, Inc. discussed below). The Partnership has a few remaining assets (which are estimated to have little or no value), and outstanding and potential liabilities and contingencies which must be resolved before the final liquidation of the Partnership. The General Partner anticipates that the final liquidation of the Partnership will occur by December 31, 1998 subject to the resolution of the Partnership's remaining liabilities and contingencies, certain of which are involved in ongoing discussions; however, due to the nature of the remaining contingencies to be resolved, liquidation may take longer.

   Upon liquidation, the General Partner intends to distribute the assets of the Partnership (reduced by a reserve to satisfy any liabilities or contingencies of the Partnership) to the partners by making a single, final distribution in accordance with the terms of the Agreement of Limited Partnership, as amended. It is expected that the Partnership's eventual total distributions will not equal the partners' initial investment.

   During the three months ended March 31, 1998, the Partnership reflected an increase of $165,000 in the estimated net liquidation value of its assets and liabilities due to the sale of certain royalty rights with Optical Specialties, Inc. (discussed below) and to interest earned on the Partnership's cash and cash equivalents.

   In March 1998, the Partnership reached an agreement to sell to Nanometrics its right, title and interest in and to Metra Technologies which had been licensed to Optical Specialties, Inc. in exchange for approximately $144,000 which was received in April 1998. Prior to this agreement, the Metra Technologies had a carrying value of zero on the Partnership's financial statements. No further royalty payments will be received by the Partnership for Metra Technologies as a result of this agreement.

Results of Operations

   The Partnership adopted the liquidation basis of accounting as of December 31, 1996 in accordance with generally accepted accounting principles and no longer reports results of operations. As such, there is no management's discussion regarding the results of operations.

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

           Purchase Agreement, dated March 1998, among the Registrant, PruTech Project Development Partnership and Nanometrics Incorporated (filed herewith)

           Financial Data Schedule (filed herewith)

           b. Reports on Form 8-K--

              No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PruTech Research and Development Partnership II

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Brian J. Martin                      Date: May 15, 1998
     ----------------------------------------
     Brian J. Martin
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 15, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant