Form 10-Q
period 1998-06-30
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP II
filed 1998-08-14
CIK 774560

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-21464

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

California                                      13-3268435
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


One Seaport Plaza, 28th Floor, New York, NY                10292
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
                          (in process of liquidation)
                                  (unaudited)

                                                                        June 30,        December 31,
                                                                          1998              1997
-----------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $ 3,347,291       $ 3,452,809
Liabilities
Estimated liquidation costs                                                468,157           873,549
                                                                      -------------     -------------
Contingencies
Net assets in liquidation                                              $ 2,879,134       $ 2,579,260
                                                                      -------------     -------------
                                                                      -------------     -------------

Net assets in liquidation
Limited partners (100,000 units issued and outstanding)                $ 2,522,721       $ 2,252,834
General partner                                                            356,413           326,426
                                                                      -------------     -------------
Total net assets in liquidation                                        $ 2,879,134       $ 2,579,260
                                                                      -------------     -------------
                                                                      -------------     -------------
-----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (unaudited)

                                                                  LIMITED     GENERAL
                                                                  PARTNERS    PARTNER      TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1997                     $2,252,834   $326,426   $2,579,260
Changes in estimated liquidation values of assets and
  liabilities                                                       269,887     29,987      299,874
                                                                 ----------   --------   ----------
Net assets in liquidation--June 30, 1998                         $2,522,721   $356,413   $2,879,134
                                                                 ----------   --------   ----------
                                                                 ----------   --------   ----------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the financial statements of PruTech Research and Development Partnership II (the 'Partnership') as of June 30, 1998, subject to the effects of any further liquidation accounting adjustments that would have been required had the realizable values of certain assets and the settlement amounts of certain liabilities been known when the Partnership first adopted the liquidation basis of accounting. (See discussion below.)

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

   As a result of the adoption of the Plan, the Partnership adopted the liquidation basis of accounting effective December 31, 1996, whereby assets are valued at their estimated net realizable values and liabilities stated at their estimated settlement amounts. As of June 30, 1998, the Partnership's estimated liquidation costs were $468,000. These estimated costs include, but are not limited to, costs of selling or otherwise disposing of the Partnership's remaining investments, costs of achieving resolution to remaining contingencies and general and administrative costs through the estimated conclusion of liquidation. During the six months ended June 30, 1998, the Partnership reflected an increase of $300,000 in the estimated net liquidation value of its assets and liabilities, of which $134,000 was recorded during the second quarter. The six-month increase is primarily due to the sale of certain royalty rights with Optical Specialties, Inc. (see Note B) which was reflected in the first quarter, a reduction in the management fee (See Note D) and to interest earned on the Partnership's cash and cash equivalents.

B. Royalties

   In March 1998, the Partnership reached an agreement to sell to Nanometrics Incorporated ('Nanometrics') its right, title and interest in and to certain technologies which had been licensed to Optical Specialties, Inc. (hereinafter referred to as the 'Metra Technologies') in exchange for approximately $144,000 which was received in April 1998. Prior to this agreement, the Metra Technologies had a carrying value of zero on the Partnership's financial statements. No further royalty payments will be received by the Partnership for Metra Technologies as a result of this agreement. At June 30, 1998, the Partnership continues to retain certain royalty rights for other technologies licensed to Optical Specialties, Inc., which have a carrying value of zero.

C. Investments in Equity Securities

   At June 30, 1998 and December 31, 1997, the Partnership's remaining investments in equity securities consist of 274,628 shares of Optical Specialties, Inc. common stock and 144,666 shares of its preferred stock. The carrying value of these remaining positions as of June 30, 1998 and December 31, 1997 is zero.

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

   In conjunction with the adoption of the liquidation basis of accounting (see Note A), the estimated costs expected to be incurred through the complete liquidation of the Partnership are reflected in the Statements of Net Assets. Included within these estimated liquidation costs as of June 30, 1998 and December 31, 1997 are approximately $234,000 and $644,000 expected to be charged by the General Partner and its affiliates during the remaining anticipated liquidation period. Effective April 1, 1998, the General Partner reduced its management fee from $125,000 per quarter to $75,000 per quarter which results in an anticipated cost reduction from the December 31, 1997 estimate of $150,000. The actual charges will depend primarily upon the length of the time required to liquidate the Partnership and may differ from the amount accrued.

   Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, owned 340 limited partnership units at June 30, 1998.

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

Liquidity and Capital Resources

   At June 30, 1998, the Partnership had cash and cash equivalents of approximately $3,347,000 which is approximately $106,000 less than the Partnership's balance at December 31, 1997. This decrease was primarily due to the payment of management fees which was offset, in part, by proceeds from the sale of certain royalty rights with Optical Specialties, Inc. and interest received on the Partnership's cash and cash equivalents.

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

   In accordance with the terms of the Plan, the General Partner has sold or otherwise disposed of substantially all of the Partnership's remaining investments of value. The Partnership has a few remaining assets (which are estimated to have little or no value), and outstanding and potential liabilities and contingencies to be resolved before the final liquidation of the Partnership. The General Partner anticipates that the final liquidation of the Partnership will occur by December 31, 1998 subject to the resolution of the Partnership's remaining liabilities and contingencies, certain of which are involved in ongoing discussions; however, due to the nature of the remaining contingencies to be resolved, liquidation may take longer.

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

   During the six months ended June 30, 1998, the Partnership reflected an increase of $300,000 in the estimated net liquidation value of its assets and liabilities primarily due to the sale of certain royalty rights with Optical Specialties, Inc. (discussed below), a reduction in the management fee (as more fully discussed in Note D to the accompanying financial statements) and to interest earned on the Partnership's cash and cash equivalents.

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

PruTech Research and Development Partnership II

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Brian J. Martin                      Date: August 14, 1998
     ----------------------------------------
     Brian J. Martin
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant