Form 10-Q
period 1998-09-30
PRUTECH RESEARCH & DEVELOPMENT PARTNERSHIP II
filed 1998-11-16
CIK 774560

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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
                          (in process of liquidation)
                                  (unaudited)

                                                                      September 30,     December 31,
                                                                          1998              1997
-----------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $ 3,294,761       $ 3,452,809
Liabilities
Estimated liquidation costs                                                366,683           873,549
                                                                      -------------     -------------
Contingencies
Net assets in liquidation                                              $ 2,928,078       $ 2,579,260
                                                                      -------------     -------------
                                                                      -------------     -------------

Net assets in liquidation
Limited partners (100,000 units issued and outstanding)                $ 2,566,770       $ 2,252,834
General partner                                                            361,308           326,426
                                                                      -------------     -------------
Total net assets in liquidation                                        $ 2,928,078       $ 2,579,260
                                                                      -------------     -------------
                                                                      -------------     -------------
-----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (unaudited)

                                                                  LIMITED     GENERAL
                                                                  PARTNERS    PARTNER      TOTAL
---------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1997                     $2,252,834   $326,426   $2,579,260
Changes in estimated liquidation values of assets and
  liabilities                                                       313,936     34,882      348,818
                                                                 ----------   --------   ----------
Net assets in liquidation--September 30, 1998                    $2,566,770   $361,308   $2,928,078
                                                                 ----------   --------   ----------
                                                                 ----------   --------   ----------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                PRUTECH RESEARCH AND DEVELOPMENT PARTNERSHIP II
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the financial statements of PruTech Research and Development Partnership II (the 'Partnership') as of September 30, 1998, subject to the effects of any further liquidation accounting adjustments that would have been required had the realizable values of certain assets and the settlement amounts of certain liabilities been known when the Partnership first adopted the liquidation basis of accounting. (See discussion below.)

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

   In accordance with the terms of the plan of dissolution and liquidation of the Partnership (the 'Plan'), R&D Funding Corp (the 'General Partner') has sold or otherwise disposed of all of the Partnership's remaining investments of value. The Partnership has a few remaining assets (which are estimated to have little or no value), and outstanding and potential liabilities and contingencies to be resolved before the final liquidation of the Partnership. The final liquidation of the Partnership will occur upon the resolution of the Partnership's remaining liabilities and contingencies, certain of which are involved in ongoing discussions. Due to the nature of the remaining contingencies to be resolved, the date of liquidation is uncertain. However, the Partnership has utilized a December 31, 1998 date for purposes of estimating costs through the conclusion of liquidation. If, however, the Partnership is unable to liquidate by December 31, 1998, additional costs will be incurred.

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

   As a result of the adoption of the Plan, the Partnership adopted the liquidation basis of accounting effective December 31, 1996, whereby assets are valued at their estimated net realizable values and liabilities stated at their estimated settlement amounts. As of September 30, 1998, the Partnership's estimated liquidation costs were $367,000. These estimated costs include, but are not limited to, costs of selling or otherwise disposing of the Partnership's remaining investments, costs of achieving resolution to remaining contingencies and general and administrative costs through the estimated conclusion of liquidation. During the nine months ended September 30, 1998, the Partnership reflected an increase of $349,000 in the estimated net liquidation value of its assets and liabilities, of which $49,000 was recorded during the third quarter. The nine-month increase is primarily due to the sale of certain royalty rights with Optical Specialties, Inc. (see Note B) which was reflected in the first quarter, a reduction in the management fee (see Note D) and to interest earned on the Partnership's cash and cash equivalents.

B. Royalties

   In March 1998, the Partnership reached an agreement to sell to Nanometrics Incorporated ('Nanometrics') its right, title and interest in and to certain technologies which had been licensed to Optical Specialties, Inc. (hereinafter referred to as the 'Metra Technologies') in exchange for approximately $144,000 which was received in April 1998. Prior to this agreement, the Metra Technologies had a carrying value of zero on the Partnership's financial statements. No further royalty payments will be received by the Partnership for Metra Technologies as a result of this agreement. At September 30, 1998, the Partnership continues to retain certain royalty rights for other technologies licensed to Optical Specialties, Inc., which have a carrying value of zero.

C. Investments in Equity Securities

   At September 30, 1998 and December 31, 1997, the Partnership's remaining investments in equity securities consist of 274,628 shares of Optical Specialties, Inc. common stock and 144,666 shares of its preferred stock. The carrying value of these remaining positions as of September 30, 1998 and December 31, 1997 is zero.

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

   In conjunction with the adoption of the liquidation basis of accounting (see Note A), the estimated costs expected to be incurred through the complete liquidation of the Partnership are reflected in the Statements of Net Assets. Included within these estimated liquidation costs as of September 30, 1998 and December 31, 1997 are approximately $155,000 and $644,000 expected to be charged by the General Partner and its affiliates during the remaining anticipated liquidation period. Effective April 1, 1998, the General Partner reduced its management fee from $125,000 per quarter to $75,000 per quarter which resulted in an anticipated cost reduction from the December 31, 1997 estimate of $150,000. The actual charges will depend primarily upon the length of the time required to liquidate the Partnership and may differ from the amount accrued.

   Prudential Securities Incorporated ('PSI'), an affiliate of the General Partner, owned 340 limited partnership units at September 30, 1998.

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

Liquidity and Capital Resources

   At September 30, 1998, the Partnership had cash and cash equivalents of approximately $3,295,000 which is approximately $158,000 less than the Partnership's balance at December 31, 1997. This decrease was primarily due to the payment of management fees which was offset, in part, by proceeds from the sale of certain royalty rights with Optical Specialties, Inc. and interest received on the Partnership's cash and cash equivalents.

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

   In accordance with the terms of the Plan, the General Partner has sold or otherwise disposed of all of the Partnership's remaining investments of value. The Partnership has a few remaining assets (which are estimated to have little or no value), and outstanding and potential liabilities and contingencies to be resolved before the final liquidation of the Partnership. The final liquidation of the Partnership will occur upon the resolution of the Partnership's remaining liabilities and contingencies, certain of which are involved in ongoing discussions. Due to the nature of the remaining contingencies to be resolved, the date of liquidation is uncertain. However, the Partnership has utilized a December 31, 1998 date for purposes of estimating costs through the conclusion of liquidation. If, however, the Partnership is unable to liquidate by December 31, 1998, additional costs will be incurred.

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

   During the nine months ended September 30, 1998, the Partnership reflected an increase of $349,000 in the estimated net liquidation value of its assets and liabilities primarily due to the sale of certain royalty rights with Optical Specialties, Inc. (as more fully discussed in Note B to the accompanying financial statements), a reduction in the management fee (as more fully discussed in Note D to the accompanying financial statements) and to interest earned on the Partnership's cash and cash equivalents.

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

PruTech Research and Development Partnership II

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Brian J. Martin                      Date: November 16, 1998
     ----------------------------------------
     Brian J. Martin
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director for the Registrant

By: R&D Funding Corp
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 16, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant